Form 10-K/A
period 2001-12-31
NEXSTAR FINANCE INC; NEXSTAR FINANCE LLC
filed 2003-05-20
CIK 1142125, 1142126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A (No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                 to               .

Commission File Number: 333-62916

NEXSTAR FINANCE, L.L.C.

NEXSTAR FINANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-3063155 23-3063152
(State of Organization or Incorporation)	(IRS Employer Identification No.)

909 Lake Carolyn Parkway, Suite 1450 Irving, Texas 75039	(972) 373-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90

days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this  Form 10-K/A.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes ☐    No ☒

As of December 31, 2001, Nexstar Finance, L.L.C. had one member, Nexstar Finance Holdings, L.L.C., and Nexstar Finance, Inc. had 1,000 shares of common stock outstanding.

i

General

As used in this Annual Report on Form 10-K/A and unless the context indicates otherwise, (1) “Nexstar” refers to Nexstar Finance, L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc.; (2) “Nexstar Broadcasting Group” refers to Nexstar Broadcasting Group, L.L.C. but not its direct or indirect subsidiaries; (3) “Nexstar Broadcasting” refers to Nexstar Broadcasting Group, L.L.C., and all of Nexstar Broadcasting Group, L.L.C.’s direct and indirect subsidiaries, including Nexstar; (4) “Mission Group” refers to Bastet Broadcasting, Inc., Mission Broadcasting of Joplin, Inc., Mission Broadcasting of Wichita Falls, Inc. and all of their respective subsidiaries; and (5) all references to “we,” “our,” “ours,” and “us” refer, collectively, to Nexstar and the Mission Group. Nexstar has time brokerage, shared services and joint sales agreements relating to the television stations owned by the Mission Group, but does not own any of the equity interests in the Mission Group. For a description of the relationship between Nexstar and the Mission Group, see “Certain Relationships and Related Transactions.”

In the context of describing ownership of television stations in a particular market, the term “duopoly” refers to owning or deriving the economic benefit, through joint sales agreements, time brokerage agreements and shared services agreements, from two or more stations in a particular market. For more information on how we derive economic benefit from a duopoly, see Item 1. “Business” and Item 13. “Certain Relationships and Related Transactions.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K/A are from the Nielsen Station Index dated November 2001 as estimated by the A.C. Nielsen Company as published in BIA Investing in Television, 4th ed. 2001.

Unless the context indicates otherwise: (1) data relating to market rank, television household data and audience share are from The Nielsen Station Index for Sunday to Saturday, 7:00 AM to 1:00AM dated November 2001 and (2) the term “station” or “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards (for example, weekly cumulative audience share of at least 2.5% for Sunday to Saturday, 7:00 a.m. to 1:00 a.m.); and (5) the term “independent” describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

Reference is made in this Annual Report on Form 10-K/A to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Dharma & Greg, King of the Hill, The Simpsons, Divorce Court (20th Century Fox Film Corporation); Seinfeld, Ricky Lake (Columbia Tristar Television Distribution, a unit of Sony Pictures); Judge Judy, Entertainment Tonight, Spin City, Montel, Frasier, Andy Griffith (Paramount Distribution); The Rosie O’Donnell Show, Extra, Friends, Martin (Warner Brothers Domestic Television Distribution, a division of Time Warner Entertainment Co. LP); The Maury Povich Show, Sally (Studios USA Television Distribution LLC); That 70’s Show, Third Rock From The Sun (Carsey Werner Distribution LLC); Home Improvement (Buena Vista Television, Inc.); Everybody Loves Raymond (Eyemark Entertainment); and The Oprah Winfrey Show, Wheel of Fortune, Jeopardy, Hollywood Squares (King World Productions, Inc.).

This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed under Item 1. “Business—Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K/A as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K/A are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect new information or subsequent events or circumstances unless otherwise required by law.

PART I

Item 1.     Business

Overview

Nexstar’s predecessor was formed in 1996 to own and operate television stations in small- and medium-sized markets across the United States. We completed our first acquisition in June 1996 with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. The stations we own or provide services to are geographically diverse, existing in seven states stretching from Texas to New York. We also benefit from diversity in our network affiliations. Specifically, the stations in our group have primary affiliation agreements with all four major networks (six with NBC, five with CBS, three with ABC, two with Fox) and one with UPN. We currently own or provide services to 17 stations in 13 markets. In three of the markets in which we operate, we have duopolies. Additionally, in December 2001, Mission Broadcasting of Joplin, Inc. entered into a time brokerage agreement to provide certain programming to and sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets, which is scheduled to close on September 30, 2002. The purchase price for the assets is $14.0 million and will be financed under the Mission Group’s senior credit facility. Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. Nexstar and Sinclair Broadcast Group, Inc. will share in the combined broadcast cash flow generated by WYZZ and Nexstar-owned WMBD. For the year ended December 31, 2001, no single station contributed more than 11.3% of total net revenue or 16.2% of broadcast cash flow with the majority of the stations contributing no more than 7.0% of total net revenue or 7.0% of broadcast cash flow.

We believe there are significant advantages in focusing on small- to medium-sized markets, most of which result from a lower level of local competition as compared to larger markets. Many of the broadcast television competitors in our markets are, generally, not as professionally managed or well capitalized as we are, and are often family owned and operated. By providing equity incentives to our station general managers, we are able to attract management with experience in larger markets who employ marketing and sales techniques that are not typically utilized in our markets. Lastly, in negotiating with programming vendors, we are able to exercise leverage because there are typically more programs available than outlets. In many of our markets, there are only two or three other competing commercial local television stations.

We target markets that have stable employment and population, a diverse base of employers (government, education, business), and communities receptive to local programming. Broadcast television stations in these markets offer an opportunity to generate attractive and stable broadcast cash flows while providing limited competition for viewers and syndicated programming. As a result of the implementation of our business strategies, discussed below, we have experienced significant growth.

Business Strategy

Within our markets, we seek to maximize revenue growth and broadcast cash flow through the following strategies:

Develop Leading Local Franchises.    Each of our stations seeks to create a distinct identity, primarily through the quality of its local news programming. In 10 of our 13 markets, we rank number one or number two in news viewership. Strong local news generates high ratings among attractive demographic profiles and enhances audience loyalty, which results in higher ratings for programs both preceding and following the news. We continually invest in our stations’ news product and have increased the local news programming of our stations, since acquisition, in the aggregate by 25.1% to 280 hours per week. Extensive local sports coverage further differentiates us from our competitors and adds to our local advertising appeal. In addition, each station actively sponsors community events, which has led to stronger community relationships and increased local advertising.

Emphasize Local Sales.    We employ a high-quality local sales force in each of our markets to capitalize on our investment in local programming. We seek to maximize local advertising revenues, which are generally more stable than national advertising revenues and which we directly manage through our own local sales forces. For the year ended December 31, 2001, the percentage of our total spot revenues, excluding political, from local advertising was 62.5%, while for the year ended December 31, 2000, our total spot revenues, excluding political, from local advertising was 61.9%, each of which we believe is higher than other station groups. While we maintain strict cost controls, in most of our markets we have increased the size and quality of our local sales force. Since acquiring our stations, we have added a net total of 26 account executives, a 30.0% increase in our overall sales force. We also invest in our sales personnel by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Maintain Strict Cost Controls.    We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings opportunities at each of our stations, and our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors. By leveraging our size and corporate management expertise, we are able to achieve economies of scale by providing programming, financial, sales and marketing support to our entire station portfolio. Due to the significant negotiating leverage afforded by our scale and limited competition in our markets, our cash programming expenses were 7.2% of the total net revenue for the years ended December 31, 2001 and 2000, which we believe is lower than other station groups.

Attract and Retain High Quality Management.    We are able to attract and retain station general managers with proven track records in larger television markets by offering equity incentives, which typically are not offered by other station operators in our markets. All of Nexstar’s station general managers have purchased equity interests in Nexstar Broadcasting. Our station general managers have an average of over 20 years of experience in the television broadcasting industry. Since Nexstar’s inception, there has been no turnover at our general manager level, with the exception of that which occurred as a result of retirement or actions initiated by us.

Pursue Duopoly Opportunities.    We seek to eliminate redundant management and achieve significant economies of scale in marketing, programming and capital expenditures by combining the operations of two or three stations in one market, typically into a single physical facility. For example, in our Wichita Falls, Texas facility, we simultaneously operate three separate stations, KFDX (NBC), KJTL (Fox) and KJBO-LP (UPN), with a single general sales manager, engineering department, production crew and administrative staff. We selectively evaluate acquisitions and asset exchanges with the objective of obtaining additional duopolies.

Our Stations

The following chart sets forth general information about our stations:

Station	Market	Market Rank	Affiliation	Station Rank(1)	Commercial Stations in Market(2)	FCC License Expiration Date
WBRE	Wilkes Barre-Scranton, PA	52	NBC	2	4	8/1/07
WYOU(3)	Wilkes Barre-Scranton, PA	52	CBS	3	4	8/1/07
WROC	Rochester, NY	71	CBS	1	4	6/1/07
KTAL	Shreveport, LA	79	NBC	3	5	8/1/06
WCIA/WCFN	Champaign-Springfield-Decatur, IL	82	CBS	1	5	12/1/05
WMBD	Peoria-Bloomington, IL	116	CBS	2	4	12/1/05
WYZZ(4)	Peoria-Bloomington, IL	116	Fox	4	4	12/1/05
KBTV	Beaumont-Port Arthur, TX	136	NBC	3	3	8/1/06
KFDX	Wichita Falls, TX-Lawton, OK	141	NBC	1	4	8/1/06
KJTL(7)	Wichita Falls, TX-Lawton, OK	141	Fox	4	4	8/1/06
KJBO-LP(7)	Wichita Falls, TX-Lawton, OK	141	UPN	NA	4	8/1/06
KSNF	Joplin, MO-Pittsburgh, KS	142	NBC	3	3	2/1/06
KODE(6)	Joplin, MO-Pittsburgh, KS	142	ABC	2	3	2/1/06
WJET	Erie, PA	143	ABC	3	4	8/1/07
WFXP(5)	Erie, PA	143	Fox	4	4	8/1/07
WTWO	Terre Haute, IN	145	NBC	2	3	8/1/05
KMID	Midland-Odessa, TX	154	ABC	2 (tied)	5	8/1/06
KTAB	Abilene-Sweetwater, TX	162	CBS	1	4	8/1/06
KQTV	St. Joseph, MO	189	ABC	1	1	2/1/06

(1)	Station ranking in market is determined by audience shares from November 2001.
(2)	The term “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielson reporting standards.
(3)	Owned by Bastet Broadcasting, Inc. and operated under a shared services agreement.
(4)	Owned by a subsidiary of Sinclair Broadcasting Group, Inc. and operated under an outsourcing agreement with Nexstar.
(5)	Owned by Bastet Broadcasting, Inc. and operated under a time brokerage agreement.
(6)	Owned by a subsidiary of GOCOM Holdings, LLC and operated under a time brokerage agreement with Mission Broadcasting of Joplin, Inc.
(7)	Owned by Mission Broadcasting of Wichita Falls, Inc. and operated under a shared services agreement and joint sales agreement.

Wilkes Barre-Scranton, PA

WBRE

Station Profile.    Nexstar acquired WBRE, an NBC affiliate, in January 1998. For the November 2001 ratings period, WBRE ranked second in its market, with an audience share of 13.0%. The station’s syndicated programming includes Wheel of Fortune, The Oprah Winfrey Show and Seinfeld.

WYOU

Station Profile.    Nexstar acquired WYOU, a CBS affiliate, in June 1996 and sold it to the Mission Group in 1998, when a shared services agreement was entered into with WBRE. For the November 2001 ratings period, WYOU ranked third in its market, with an audience share of 10.0%. The station’s syndicated programming includes King of the Hill, Entertainment Tonight, and Judge Judy.

Rochester, NY

WROC

Station Profile.    Nexstar acquired WROC, a CBS affiliate, in December 1999. For the November 2001 ratings period, WROC ranked first in its market, with an audience share of 16.0%. The station’s syndicated programming includes Jeopardy, Wheel of Fortune and Entertainment Tonight.

Shreveport, LA

KTAL

Station Profile.    Nexstar acquired KTAL, an NBC affiliate, in November 2000. For the November 2001 ratings period, KTAL ranked third in its market, with an audience share of 8.0%. The station’s syndicated programming includes Wheel of Fortune, Hollywood Squares and Divorce Court.

Champaign-Springfield-Decatur, IL

WCIA

Station Profile.    Nexstar acquired WCIA, a CBS affiliate, in January 2001. For the November 2001 ratings period, WCIA ranked first in its market, with an audience share of 17.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Hollywood Squares and Frasier.

WCFN

Station Profile.    Nexstar acquired WCFN, which is located in Springfield, in conjunction with WCIA. Nexstar is currently using WCFN to simulcast WCIA to the southwest segment of the DMA. The FCC granted duopoly status for WCFN and Nexstar is entering into an affiliate agreement with UPN to create an additional broadcasting outlet. Launching WCFN as a stand-alone station will allow the station to benefit from substantial operational efficiencies, and will result in additional inventory to sell in the market. The initial broadcast of WCFN as a UPN station is scheduled for the second quarter of 2002. The station’s syndicated programming will include Martin, Ricky Lake and Andy Griffith.

Peoria-Bloomington, IL

WMBD

Station Profile.    Nexstar acquired WMBD, a CBS affiliate, in January 2001. For the November 2001 ratings period, WMBD ranked second in its market, with an audience share of 15.0%. The station’s syndicated programming includes Wheel of Fortune, Jeopardy and Hollywood Squares.

WYZZ

Station Profile.    Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcasting Group, Inc. effective December 1, 2001. The agreement allows Nexstar to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate located in Bloomington. Nexstar has identified potential cost savings of over $0.8 million due to the elimination of redundant positions. Nexstar is also planning to initiate a 9 p.m. newscast in the second quarter of 2002 to enhance local programming and target the Bloomington audience. For the November 2001 ratings period, WYZZ ranked fourth in its market, with an audience share of 7.0%. The station’s syndicated programming includes Spin City, Frasier and Everybody Loves Raymond.

Beaumont-Port Arthur, TX

KBTV

Station Profile.    Nexstar acquired KBTV, an NBC affiliate, in January 1998. For the November 2001 ratings period, KBTV ranked third in its market, with an audience share of 9.0%. The station’s syndicated programming includes Jeopardy, Hollywood Squares and The Maury Povich Show.

Wichita Falls, TX-Lawton, OK

KFDX

Station Profile.    Nexstar acquired KFDX, an NBC affiliate, in January 1998. For the November 2001 ratings period, KFDX ranked first in its market, with an audience share of 15.0%. The station’s syndicated programming includes Entertainment Tonight, Montel and The Rosie O’Donnell Show.

KJTL

Station Profile.    A member of the Mission Group acquired KJTL, a Fox affiliate, in June 1999. For the November 2001 ratings period, KJTL ranked fourth in its market, with an audience share of 6.0%. The station’s syndicated programming includes Frasier, Friends and Judge Judy.

KJBO-LP

Station Profile.    A member of the Mission Group acquired KJBO-LP, a UPN affiliate, in June 1999. Operating through its joint sales agreement and shared services agreement with KFDX, KJBO-LP is a highly efficient operation and produces a broadcast cash flow margin greater than 80.0%.

Joplin, MO—Pittsburg, KS

KSNF

Station Profile.     Nexstar acquired KSNF, an NBC affiliate, in January 1998. For the November 2001 ratings period, KSNF ranked third in its market, with an audience share of 13.0%. The station’s syndicated programming includes Frasier, Judge Judy and The Rosie O’Donnell Show.

KODE

Station Profile.    A member of the Mission Group entered into a time brokerage agreement in December 2001 to provide certain programming and sell the advertising time on KODE, an ABC affiliate, pending the acquisition of its assets, at which time it will enter into a shared services agreement with Nexstar, whereby KSNF will provide certain services to KODE. Once the stations share the same facility, the anticipated cost savings of eliminating redundant positions and other expenses is approximately $0.8 million. For the November 2001 ratings period, KODE ranked second in its market, with an audience share of 15.0%. The station’s syndicated programming includes Seinfeld, Jeopardy and Oprah.

Erie, PA

WJET

Station Profile.    Nexstar acquired WJET, an ABC affiliate, in January 1998. For the November 2001 ratings period, WJET ranked third in its market, with an audience share of 15.0%. The station’s syndicated programming includes Frasier, Seinfeld and Everybody Loves Raymond.

WFXP

Station Profile.    Nexstar began its time brokerage agreement with WFXP, a Fox affiliate, in August 1998. In November 1998, a member of the Mission Group acquired WFXP. For the November 2001 ratings period, WFXP ranked fourth in its market, with an audience share of 6.0%. WFXP’s syndicated programming includes Friends, The Simpsons and Spin City.

Terre Haute, IN

WTWO

Station Profile.    Nexstar acquired WTWO, an NBC affiliate, in April 1997. For the November 2001 ratings period, WTWO ranked second in its market, with an audience share of 17.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Jeopardy and Wheel of Fortune.

Midland-Odessa, TX

KMID

Station Profile.    Nexstar acquired KMID, an ABC affiliate, in September 2001. For the November 2001 ratings period, KMID tied for second in market ranking, with an audience share of 12.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Jeopardy.

Abilene, TX

KTAB

Station Profile.    Nexstar purchased KTAB, a CBS affiliate, in August 1999. For the November 2001 ratings period, KTAB ranked first in its market, with an audience share of 16.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Jeopardy.

St. Joseph, MO

KQTV

Station Profile.    Nexstar acquired KQTV, an ABC affiliate, in April 1997. KQTV is the only commercial television station in its market. In the November 2001 ratings period, KQTV had an audience share of 19.0%. The station’s syndicated programming includes The Oprah Winfrey Show, Wheel of Fortune and Friends.

Industry Background

The Television Broadcasting Industry

Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

The Market for Television Programming

Television station revenues are primarily derived from local, regional and national advertising and, to a lesser extent, from network compensation and revenues from studio rental and commercial production activities. Advertising rates are based upon a variety of factors, including a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station, and the availability of alternative advertising media in the market area. Rates are also determined by a station’s overall ratings and share in its market, as well as the station’s ratings and share among particular demographic groups which an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas, or DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the station’s “rating,” which is a percentage of the total potential audience in the market viewing a station, or the station’s “share,” which is the percentage of the audience actually watching television. Nielsen provides this data on the basis of local television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station’s ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed.

Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenues, expenses and operations. A typical network affiliate receives the majority of its programming each day from the network. This programming, along with cash payments, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenues. The affiliates retains the revenues from the time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources.

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, and to a lesser extent, with radio stations and cable system operators serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial stations.

Developments in the Television Market

Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue, because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s and continuing through the 1990s, however, this level of dominance changed as more local stations were authorized by the FCC and marketplace choices expanded with the growth of independent stations, new networks such as UPN, WB and PAX, and cable television services.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration in the 1980s and 1990s, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 56.0% to 82.0%.

In acquiring programming to supplement network programming, network affiliates compete with other broadcasting stations in their markets. Cable systems generally do not compete with local stations for programming. In the past, the cost of programming increased dramatically, primarily because of an increase in the number of new independent stations and a shortage of desirable programming. Recently, however, program prices have stabilized as a result of increases in the supply of programming.

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television, or DTV, transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC has allocated a matching DTV channel. Under current FCC guidelines, all commercial television station operators were required to complete construction of and begin broadcasting with their digital transmission systems no later than May 1, 2002, unless they obtained extensions of time. Network affiliated stations in the top 10 markets were required to begin digital broadcasting by May 1999, and in the top 30 markets by November 1, 1999. By the end of 2006, the FCC expects television broadcasters to cease non-digital broadcasting and return one of their channels to the U.S. government, provided that 85.0% of households within the relevant DMA have the capability to receive a digital signal.

Advertising Sales

General

Television station revenues are primarily derived from the sale of local and national advertising. Television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable system operators and programmers, and newspapers serving the same market.

All network-affiliated stations are required to carry spot advertising sold by their networks which reduces the amount of advertising spots available for sale by our stations. Our stations sell all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming, retaining all of the revenues received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming.

Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach a particular region or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the stations’ local sales staffs.

Advertising rates are based upon a program’s popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, and the effectiveness of the stations’ sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

Local Sales

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising are generally more stable and more controllable. We seek to attract new advertisers to television, and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

National Sales

National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

Each station is affiliated with its network pursuant to an affiliation agreement. WBRE, WTWO, KTAL, KBTV, KFDX and KSNF are affiliated with NBC. KTAB, WROC, WCIA/WCFN, WMBD and WYOU are affiliated with CBS. WJET, KMID and KQTV are affiliated with ABC. KJTL and WFXP are affiliated with Fox and KJBO-LP is affiliated with UPN. KODE, owned by a subsidiary of GOCOM Holdings, LLC and operated under a time brokerage agreement by Mission Broadcasting of Joplin, Inc., is affiliated with ABC. WYZZ, owned by a subsidiary of Sinclair Broadcast Group, Inc. and operated under an outsourcing agreement with Nexstar, is a Fox affiliate.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee (with the exception of Fox and UPN), specified in each affiliation agreement, which varies with the time of day. Typically, “prime-time” programming (Monday through Saturday from 8:00 p.m. to 11:00 p.m., Eastern time and Sunday from 7:00 p.m. to 11:00 p.m., Eastern time) generates the highest hourly rates.

Our NBC affiliation agreements for WBRE, WTWO, KBTV, KFDX, and KSNF expire on December 31, 2008, while our NBC affiliation agreement for KTAL expires on December 31, 2005. Our CBS affiliate agreement for KTAB expires on December 31, 2004. Our CBS affiliation agreement for WROC expires on January 31, 2005 and our CBS affiliation agreement for WCIA/WCFN and WMBD expires on September 30, 2005. Our CBS affiliation agreement with WYOU expires on December 31, 2007. Our ABC affiliation agreement for WJET expires on January 2, 2005. Our ABC network affiliation agreement for KMID expires on July 15, 2005. Our ABC affiliation agreement for KQTV expires on April 15, 2007. Our Fox affiliation agreement for KJTL and our Fox affiliation agreement for WFXP expires on June 30, 2006. Our UPN affiliation agreement for KJBO-LP expires on September 1, 2004; however, UPN may cancel this affiliation agreement at any time with 30 days prior written notice. The ABC affiliation agreement for KODE expires in December 2007. The Fox affiliation agreement for WYZZ is currently on a month-to-month basis.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

Audience.    Stations compete for viewership generally against other leisure activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of the daily programming on our NBC, CBS, ABC, Fox and UPN affiliated stations is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Our stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs purchased for cash, cash and barter, or barter only. A majority of the daily programming on our Fox and UPN affiliated stations consists of programming of this kind.

Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations competed only with each other in most local markets. However, the development of methods of video transmission other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience share in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience. Other sources of competition include home entertainment systems, such as VCRs, DVDs and television game devices. Transmission of video programming over broadband Internet may be a future source of competition to television broadcasters.

Although cable television systems were initially used to retransmit broadcast television programming to subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for these audiences, and the increased competition could have an adverse effect on our advertising revenues.

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels or direct broadcast satellites, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

Programming.    Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL/Time Warner, Inc., Viacom Communications, Inc. and The News Corporation Limited, each of which has a television network, also own or control major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the new networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising.    Advertising rates are based upon a number of factors including:

•	the size of the market in which the station operates;

•	a program’s popularity among the viewers that an advertiser wishes to attract;

•	the number of advertisers competing for the available time;

•	the demographic makeup of the market served by the station;

•	the availability of alternative advertising media in the market area;

•	the effectiveness of the sales forces; and

•	development of projects, features and programs that tie advertiser messages to programming.

In addition to competing with other media outlets for audience share, our stations compete for advertising revenues with:

•	other television stations in their respective markets; and

•	other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and the Internet.

Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in a particular market does not compete with stations in other market areas.

Federal Regulation of Television Broadcasting

The following is a brief discussion of certain provisions of the Communications Act of 1934 (“Communications Act”), as amended, and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory requirements and policies currently in effect.

License Grant and Renewal.    Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. The vast majority of renewal applications are routinely renewed under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC must grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal, the FCC ultimately grants the renewal without a hearing.

No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application unless the FCC first determines that the incumbent licensee is not entitled to license renewal.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station operator for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The FCC prohibits the assignment or the transfer of control of a broadcasting licensee without prior FCC approval.

Ownership Matters.    The FCC has rules which establish limits on the ownership of broadcast stations. The ownership limits apply only to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of five percent or more (twenty percent or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than thirty-three percent of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over fifteen percent of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station, cable television system, or daily newspaper.

Local Ownership (Duopoly Rule).    Prior to August 1999, no party could have attributable interests in two television stations if those stations had overlapping service areas (which generally meant one station per market), although the FCC did not attribute local marketing agreements involving a second station with an overlapping service area. In August 1999, the FCC adopted new rules which allowed the ownership of two stations in a single market (defined using A.C. Nielsen Company’s DMAs) if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the commonly owned stations is not ranked among the top four stations in the DMA. The FCC will consider waivers of the rule to permit the ownership of a second market station in cases where the second station is failed, failing or unbuilt. Absent these circumstances ownership of only one television station in a market is permitted. “Satellite” stations were an exception to the prior FCC local ownership/duopoly rules and remain an exception under the new rules.

The FCC now attributes and counts towards the local ownership limits another in-market station that a station owner operates pursuant to a local marketing agreement if it provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996, are exempt from attribution for approximately five years from the adoption of the revised rule (which was adopted in 1999); this “grandfathered” period is subject to possible extension. Parties to local marketing agreements entered into on or after November 5, 1996, that would result in attribution of two stations in a market in violation of the ownership limits had until August 5, 2001, to come into compliance with the new ownership rules. The U.S. Court of Appeals for the District of Columbia Circuit has remanded this rule to the FCC for further consideration with respect to the number of media “voices” that must remain in the market to allow a duopoly. On September 12, 2002, the FCC initiated an “omnibus” rulemaking proceeding in which it is considering revisions to this rule. Comments were due in this rulemaking proceeding by January 2, 2003, and reply comments by February 3, 2003. This proceeding is now under consideration by the FCC.

The only market in which we currently operate stations that has the eight or more stations that allow us to own two stations in the market is Champaign-Springfield, Illinois. In all of the markets where we have entered into joint sales agreements, except for one, we do not provide programming other than news to the second station (comprising less than 15 percent of the second station’s programming) and is not therefore attributed with the second station. In the one market where we do provide programming to the second station, Erie, Pennsylvania, the local marketing agreement was entered into prior to November 5, 1996. Therefore, it is exempt from the FCC’s ownership rules and we may continue to operate under the terms of that agreement until at least the end of 2004.

National Ownership.    There is no nationwide limit on the number of television stations which a party may own. However, no party may have an attributable interest in television stations which, in the aggregate, cover more than 35.0% of all U.S. television households. In calculating the nationwide audience coverage, the ownership of UHF stations is counted as 50.0% of a market’s percentage of the total national audience. The stations we own have a combined national audience reach of approximately 3.0% of television households. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s decision not to modify or repeal this rule and remanded this rule to the FCC for further consideration. The National Association of Broadcasters and the FCC filed with the Court of Appeals a request for rehearing or rehearing en banc of this decision. The Court of Appeals denied rehearing. Revisions to this rule now are under consideration in the FCC’s “omnibus” rulemaking proceeding on broadcast ownership referred to above.

Radio/Television Cross-Ownership Rule.    The “one-to-a-market” rule limits the common ownership or control of radio and television stations in the same market. In August 1999, the FCC amended its rules to increase the number of stations that may be commonly owned, subject to standards based on the number of independently owned media voices that would remain in the market after the combination. In markets with at least twenty independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than twenty but greater than or equal to ten, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than ten independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices the FCC includes all radio and television stations, independently owned cable systems (counted as one voice if cable is generally available in the market), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market. When the FCC adopted the new one-to-a-market limits in August 1999, it eliminated the waiver policy that previously applied for failed stations.

Local Television/Cable Cross-Ownership Rule.    For many years, an FCC rule prohibited any cable television system (including all parties under common control) from carrying the signal of any television broadcast station that has a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal this rule in its entirety. The Court of Appeals denied petitions for rehearing of this decision, and the FCC decided not to appeal the decision to the U.S. Supreme Court. Therefore, this rule no longer exists.

Local Television/Newspaper Cross-Ownership Rule.    The FCC prohibits any party from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A signal contour encompasses the entire community in which the newspaper is published. In September, 2001, the FCC issued a Notice of Proposed Rule Making in which the FCC proposed to eliminate its local television/daily newspaper cross-ownership prohibition. Comments were filed in December 2001 and reply comments were due February 15, 2002. However, the FCC has consolidated this proceeding with its “omnibus” proceeding that began on September 12, 2002.

Cable “Must-Carry” or Retransmission Consent Rights.    Every three years television broadcasters are required to make an election whether they choose to exercise their “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. The most recent election was made October 1, 2002, and is effective for the three-year period beginning January 1, 2003.

If a broadcaster chooses to exercise its must-carry rights, it may request cable system carriage on its over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry the station’s signal in compliance with the station’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on variables such as the location, size and number of activated channels of the cable system and whether the station’s programming duplicates, or substantially duplicates the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must carry status, although it is unusual for all the required conditions to exist.

If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station’s signal without the station’s consent. This generally requires the cable system and television station operator to negotiate the terms under which the television station will consent to the cable system’s carriage of the station.

In most instances, Nexstar’s stations have elected to exercise their retransmission consent rights rather than must-carry status, and have negotiated retransmission consent agreements with cable television systems in their markets. The terms of these agreements generally range from three to ten years and provide for the carriage of the stations’ signals. Except for WYOU and KODE, the Mission Group stations generally have opted for must-carry status.

Direct-to-Home Satellite Services and Must-Carry.    In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute requires providers of direct broadcast satellite services such as Direct TV and Echostar, by January 1, 2002, to carry upon request the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. Until January 1, 2002, satellite service providers were allowed (but not required) to retransmit a local station’s signal within its market upon that station’s consent. Satellite providers also may provide network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service.

Prior to January 1, 2002, in those markets where satellite providers had elected to provide carriage of local television stations, such carriage was generally limited to the local affiliates of the major networks, including ABC, CBS, NBC and FOX. As of January 1, 2002, satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now providing other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. A judicial challenge to the SHVIA must-carry requirement was unsuccessful. At this time there is no satellite carriage of any local stations in any of our markets; however, EchoStar and DirecTV have provided notice that they intend to begin such service in the Wilkes Barre-Scranton market. We cannot state when or if such carriage will commence.

In November 2000, the FCC adopted rules implementing the requirements of SHVIA. These include requiring commercial television stations to elect between retransmission consent and must carry status. The first election, which was to be made by July 1, 2001, for carriage to commence January 1, 2002, is for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Market areas are based on Nielsen’s DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

Potential Relaxation of Certain Rules.    Certain of the FCC’s rules and regulations regarding the ownership of television broadcast stations are under review by the FCC and may be relaxed in the future, including the Local Ownership Duopoly Rule, the National Ownership Rule and the Local Television/Newspaper Cross-Ownership Rule. The FCC launched an “omnibus” rulemaking proceeding on September 12, 2002, to determine whether to keep, relax or eliminate several of its media ownership rules, and incorporated its existing open proceeding on the Local Television/Newspaper Cross-Ownership Rule into the new omnibus proceeding. The FCC has completed internal and external economic studies designed to provide more and better data on which to base its decisions to keep, relax or eliminate its television ownership rules. The FCC released these studies on October 2, 2002. Comments and reply comments have been filed and this proceeding is now under consideration by the FCC.

Digital Television.    Advanced television is a digital television, or DTV, transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new advanced television channels to existing broadcast stations in the first half of 1997. For each licensed television station the FCC allocated a matching DTV channel (which is different from the station’s analog channel). In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage area replicate their analog coverage area. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may reduce its geographic coverage area. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

FCC regulations require that, absent an extension, all commercial television stations had to begin broadcasting with DTV transmission systems no later than May 1, 2002. Seven of our stations and one of the stations we provide services to began digital operations by December 31, 2002, and we received extensions until May 1, 2003 with respect to our other stations.

Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. Once a station begins broadcasting its DTV signal, it may broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Starting April 1, 2003, commercial station operators must simulcast at least 50 percent of the video programming broadcast on their analog channel on their DTV channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100 percent of its programming on its analog and DTV channels.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition period from simultaneous digital and analog transmission to DTV only operation. At the end of the transition period these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to their analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the “core” channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations currently fall within the first or second group. We have no markets in which both our analog and DTV channels are outside the core.

Station operators with both their analog and DTV channels inside the core will be required to select which of their assigned channels they will use for permanent DTV operation before the end of the transition period. (The FCC has not set a date for this election.) These operators may elect to continue to use their current DTV channel or switch their DTV operation to their current analog channel. The channel not selected for permanent DTV operation will be returned to the FCC at the end of the transition period. Most of our stations and those stations with which we have local marketing agreements fall in this category. The FCC has not yet established the permanent DTV channel selection process for stations that have one or both channels outside the DTV core channels.

The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met: (1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC’s DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) fifteen percent or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV channel, and do not have at least one television receiver capable of receiving the stations’ DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving the stations’ DTV broadcasts. We cannot predict whether conditions will exist in any of our markets such that the DTV transition period will be extended under any of these provisions.

We estimate that the conversion to DTV will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal programming. In addition, for some of our stations, we may have to undertake capital expenditures to modify tower structures and purchase studio and production equipment that can support digital format.

With respect to cable system carriage of television stations which are broadcasting both an analog and DTV signal, such stations may choose must carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not presently have the right to assert must carry rights for both their analog and DTV signals. The FCC has pending a rule making proceeding examining whether to allow such stations to assert must carry rights for both their analog and DTV signals, but has tentatively concluded that it will not do so. The FCC has requested further comments on this issue in order to develop a more complete record before issuing a final decision. If a television station operates only a DTV signal, or returns its analog channel to the FCC and converts to digital operations, it may assert must carry rights for its DTV signal.

The exercise of must carry rights by a television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must carry election. Cable systems are not required to carry internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system. Digital television signals that are carried on a cable system must be available to subscribers on the system’s basic service tier.

With respect to direct-to-the-home satellite service providers, the FCC in November 2000 declined to address whether television stations’ must carry rights as to satellite service providers, which go into effect January 1, 2002, will also apply to stations’ DTV signals. The FCC said it would address this issue at the same time it considers digital carriage issues for cable television.

Television station operators may use their DTV signals to provide ancillary services, such as computer software distribution, internet, interactive materials, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and policies. Commercial television stations also are required to pay the FCC five percent of the gross revenue derived from all ancillary services provided over their DTV signals for which a station received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

Programming and Operation.    The Communications Act of 1934 requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising;

•	sponsorship identifications;

•	contest and lottery advertising;

•	obscene and indecent broadcasts; and

•	technical operations, including limits on radio frequency radiation.

On November 7, 2002, the FCC adopted new EEO rules. These new rules require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters with five or more full-time employees must engage in two long-term recruitment initiatives over each two-year period, and broadcasters in larger markets with more than ten full-time employees must engage in four long-term recruitment initiatives every two years. The new EEO rules also impose annual reporting requirements on all broadcast licensees. These new rules became effective March 10, 2003.

The Telecommunications Act of 1996 directs the FCC to establish, if the broadcast industry does not do so on a voluntary basis, guidelines and procedures for rating programming that contains sexual, violent, or other indecent material. A multi-industry task force developed a ratings plan which the FCC has ratified. The FCC also has issued rules that require television manufacturers to install appropriate technology, such as a “V-Chip” that can block programming based on an electronically encoded rating, to facilitate the implementation of the ratings guidelines.

The FCC imposes restrictions on the terms of network affiliation agreements. Among other things, these rules prohibit a television station from entering into any affiliation agreement that: (i) requires the station to clear time for network programming that the station previously scheduled for other use; and (ii) precludes the preemption of network programs that the station determines are unsuitable for its audience and the substitution of network programming with a program the station believes is of greater local or national importance. The FCC is currently reviewing several of its rules governing the relationship between networks and their affiliates. We are unable to predict the outcome of this review.

Proposed Legislation and Regulations.    The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts and revisions of its media ownership rules are likely to have a significant impact on the television industry or the operation of our stations. In addition, the FCC may decide to initiate new rule making proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry generally.

Employees

As of December 31, 2001, we had a total of 1,027 employees comprised of 891 full-time and 136 part-time or temporary employees. As of December 31, 2001, 214 of our employees are covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition, or results of operations.

Risks Related to Our Business

Substantial Leverage—Our substantial indebtedness could adversely affect our financial position

We have a significant amount of indebtedness, as set forth below.

As of December 31, 2001
(dollars in thousands)
Total indebtedness(1)	$283,853
Member’s interest	104,261

Total capitalization	$388,114

Debt to total capitalization ratio	73.1%

(1)	Excludes Nexstar Finance’s guarantee of a $3.0 million loan for Perry A. Sook, our President and Chief Executive Officer. At December 31, 2001, there were $53.9 million of unused commitments under our senior credit facilities.

Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes;

•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate that could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	place us at a disadvantage compared to our competitors that have less debt.

Any of the above listed factors could materially adversely affect us.

Ability to Service Debt—To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to finance indebtedness when necessary depends on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business, legislative and regulatory factors as well as other factors beyond our control.

We cannot assure you that we will generate sufficient cash flow from operations or that we will be able to obtain sufficient funding to satisfy all of our obligations. If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. In addition, the ability to borrow funds under our senior credit facilities in the future will depend on our meeting the financial covenants in the agreements governing these facilities, including a minimum interest coverage test and a maximum leverage ratio test. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under our senior credit facilities, in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. However, we cannot assure you that any alternative strategies will be feasible at the time or prove adequate. Also, some alternative strategies will require the consent of our lenders before we engage in those strategies.

We may not receive all available cash generated by, or be able to obtain the assets of, stations owned by the Mission Group.

The consolidated financial statements include the accounts of Nexstar, its wholly-owned subsidiaries, Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Wichita Falls, Inc. (“Mission”) and their respective subsidiaries. Bastet and Mission (collectively, the “Mission Group”) are separate entities 100% owned by an independent third party. Collectively, these entities own or program the following television stations: WYOU, WFXP, KJTL, KJBO-LP and KODE. We have entered into various local service agreements with the Mission Group pursuant to which we provide services to, and receive substantially all the broadcast cash flow generated by, the Mission Group stations. As a result of these arrangements, we consolidate the results of operations and financial position of the Mission Group stations with our results of operations and financial position in our consolidated financial statements. Because we do not own any of the Mission Group entities or control their stations’ programming, the individual who owns the Mission Group can make decisions with which we disagree and which could reduce the cash flow generated by these stations and, as a consequence, the amounts we receive under our local service agreements.

Possible Additional Borrowings—Despite current indebtedness levels, we may still be able to incur more debt. This could further exacerbate the risks described above.

We may be able to incur additional indebtedness in the future. The terms of the indenture governing the 12% senior subordinated notes due 2008 issued by Nexstar Finance (the “Notes”), the indenture governing the 16% senior discount notes due 2009 issued by Nexstar (the “Discount Notes”) and the terms of the credit agreements governing our senior credit facilities do not fully prohibit us from doing so. At December 31, 2001 there were $53.9 million of unused commitments under our senior credit facilities. The addition of new debt to our current debt levels could increase the leverage-related risks described above.

Restrictive Covenants—The indenture governing the Notes, the indenture governing the Discount Notes and the credit agreements governing our senior credit facilities contain various covenants that limit our management’s discretion in the operation of our business.

As more fully discussed in Note 8 to the financial statements located elsewhere in this Annual Report on Form 10-K/A, the indenture governing the Notes, the indenture governing the Discount Notes and the credit agreements governing our senior credit facilities contain various provisions that limit our management’s discretion by restricting our ability to:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets; and

•	enter into certain transactions with affiliates.

These restrictions on our management’s ability to operate our business in accordance with its discretion could have a material adverse effect on our business.

In addition, our senior credit facilities require us to meet certain financial ratios in order to draw funds.

If we default under any financing agreements, our lenders could:

•	elect to declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	terminate their commitments, if any, to make further extensions of credit.

If we are unable to pay our obligations to our senior secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. The collateral under our senior credit facilities consists of substantially all of our existing assets. In addition, a breach of certain of these restrictions or covenants, or an acceleration by our senior secured lenders of our obligations to them, would cause a default under the Notes and the Discount Notes. We may not have, or be able to obtain, sufficient funds to make accelerated payments, including payments on the Notes or the Discount Notes, or to repay the Notes or the Discount Notes in full after we pay our senior secured lenders to the extent of their collateral.

Our broadcast operations could be adversely affected if we fail to renew on favorable terms, if at all, our network affiliation agreements.

We have six primary affiliation agreements with NBC, five with CBS, three with ABC, two with Fox and one with UPN. Each of NBC, CBS and ABC generally provides our stations affiliated with these networks with up to 22 hours of prime time programming per week, while Fox and UPN each provides up to 15 hours of prime time programming per week. With respect to our affiliation agreements with NBC, CBS and ABC, our affiliated stations broadcast network-inserted commercials during the programming and receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations in the same market, we cannot assure you of the future success of each network’s programming or the continuation of that programming. Our network affiliation agreements are subject to termination by the networks under certain circumstances. We believe that we enjoy a good relationship with each of NBC, CBS, ABC, Fox and UPN. However, we cannot assure you that our affiliation agreements will be renewed or that each network will continue to provide programming or compensation to affiliates on the same basis as it currently provides programming or compensation. The non-renewal or termination of a network affiliation agreement could adversely affect our business. For information about when we must review our network affiliation agreements, see “Business—Industry Background.”

The planned industry conversion to digital television could adversely affect our broadcast business.

Under current FCC guidelines, all commercial television stations in the United States must start broadcasting in digital format by May 2002 unless the FCC grants an extention of time and must abandon the present analog format by December 31, 2006, provided that 85% of households within the relevant DMA have the capability to receive a digital signal. The implementation of these regulations will expose our business to the following additional risks:

•	It will be expensive to convert from the current analog format to digital format. We estimate that this conversion will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal programming. In addition, for some of our stations we may have to undertake capital expenditures to modify tower structures and purchase studio and production equipment that can support digital format.

•	The digital technology may allow us and our competitors to broadcast multiple channels, compared to only one today. We do not know now what impact this will have on the competitive landscape or on our results of operations.

•	The FCC sought to replicate the coverage area of existing stations’ analog signals when it assigned stations’ digital channels. Because existing stations operating on very high frequency, or VHF, channels generally have larger geographic service areas than stations operating on ultra high frequency, or UHF, channels, the FCC generally made available to VHF stations digital channel allocations that allow higher power operation in order to replicate those stations’ current analog coverage areas. In addition, to achieve a certain level of comparable geographic signal coverage, a station operating on a UHF channel must operate with considerably higher power than a station operating on a VHF channel. Nine of our stations including one low-power station (which may not be eligible for a digital channel assignment) presently operate on UHF channels. Eight of our stations now operate on VHF channels. Some of our stations which currently operate on UHF were allocated VHF digital channels and vice versa. The geographic coverage and power disparities could put us at a disadvantage to at least some of our competitors in certain markets. Furthermore, the higher power required to operate those of our analog VHF channels that were assigned UHF digital channels with comparable geographic signal coverage may translate into higher operating costs for these stations. These higher operating costs could have a negative effect on our results of operations.

•	In some cases, when we convert a station to digital television, the signal may not be received in as large a coverage area, or it may suffer from additional interference. Also, the digital signal may be subject to reception problems to a greater degree than current analog transmissions. As a result, viewers using antennas located inside their homes, as opposed to outdoor, roof-top antennas, may not receive reliable signals. If viewers do not receive high-quality, reliable signals from our stations, our audience viewership may suffer, and in turn, our ability to sell time to advertisers could be impaired.

•	The FCC is considering whether to require cable companies to carry both the analog and the digital signals of their local broadcasters during the transition period when television stations will be broadcasting both. The FCC stated its preliminary conclusion not to require cable carriage of both signals during this transition period. If the FCC does not require such dual carriage, cable systems in our broadcast markets may not carry our digital signal or our analog signal, which could affect us adversely.

Federal satellite legislation could adversely affect our broadcast business by increasing competition within our markets.

The Satellite Home Viewer Improvement Act of 1999 could have an adverse effect on our stations’ audience shares and advertising revenues. This legislation allows satellite carriers to provide, under certain circumstances, the signals of distant stations with the same network affiliations as our stations to more television viewers in our markets than would have been permitted under previous law. In addition, the legislation allows satellite carriers to provide local television signals by satellite within a station’s market, but did not require satellite carriers to carry all local stations in a market until January 2002. To date, satellite carriers are not offering the carriage of any local stations in any of Nexstar’s markets; however, we have received notice that DirecTV and EchoStar intend to begin service in the Wilkes Barre-Scranton market in the near future.

We face certain other regulatory risks.

The television broadcast industry is subject to regulation by the FCC under the Communications Act of 1934, as amended, and, to a certain extent, by other federal laws and state and local authorities. Proceedings to implement the Communications Act are on-going, and we cannot predict the outcomes of these proceedings or their effect on our business. Approval by the FCC is required for the issuance, renewal and assignment of station operating licenses and the transfer of control of station licensees. In particular, our business is dependent upon our continuing to hold television broadcast licenses from the FCC, which since January 1997 are issued for maximum terms of eight years. Although in the vast majority of cases the FCC renews these licenses, we cannot assure you that our licenses will be renewed at their expiration dates. If the FCC cancels, revokes, suspends, or fails to renew any of these licenses, it could have a harmful effect on our business.

Apart from the FCC, federal agencies that administer the antitrust laws also monitor market concentrations in television, including through local marketing agreements that are permitted by the FCC. While the stations that we currently own and operate have already passed through necessary approvals, unfavorable rulings in the future by these federal agencies could limit partially or altogether our ability to create new agreements with other stations in our markets through shared services, joint sales and/or local marketing agreements.

We face significant competition and rapidly changing technology; the competitive landscape changes constantly.

Generally, we compete for our audience against all the other leisure activities in which one could choose to engage rather than watch television. Specifically, our stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including cable operators, new television networks such as Paxson Communications Corporation (in which NBC has an equity investment) and the Internet. Due to rapid technological change, the nature of our competition, both general and specific, is continually shifting. Competition could adversely affect our stations’ future revenues and performance.

The markets in which we operate are in a constant state of change arising from, among other things, technological improvements, economic and regulatory developments as well as industry consolidation. One or more of these factors may vary unpredictably, which could materially adversely affect our business. We may not be able to compete effectively or adjust our contemplated plan of development to meet changing market conditions. We are unable to predict what forms of competition will develop in the future, the extent of that competition or its possible effects on our businesses.

Our programming costs may increase.

One of our most significant operating costs is syndicated programming. There can be no assurance that we will not be exposed in the future to increased syndicated programming costs, which may adversely affect our operating results. Acquisition of program rights is often made two or three years in advance, making it difficult to predict accurately how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

We are dependent upon key personnel.

Nexstar Broadcasting believes that its success depends upon its ability to retain the services of Perry A. Sook, its President and Chief Executive Officer. The loss of Mr. Sook’s services could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies.

In addition, we believe that our success depends on our ability to identify, hire and retain skilled managers and other personnel, including our present officers and general managers. We may be unsuccessful in attracting and retaining our personnel and this failure could materially adversely affect our business.

We are dependent on advertising revenues which are affected by local and national economic conditions.

Our revenues are primarily derived from the sale of advertising time on our stations. Our reliance on advertising revenue makes our operating results particularly susceptible to prevailing economic conditions because the demand for advertising time may decrease during an economic recession or downturn. Our revenues could be adversely affected by a future national recessionary environment and, due to the substantial portion of revenues derived from local advertisers, our operating results in individual markets could be adversely affected by local or regional economic downturns.

Our revenues are subject to the biennial cycle that affects the television broadcasting industry.

The television industry operates in a biennial cycle in which even-numbered years tend to have higher advertising revenues than odd numbered years. Even numbered years benefit from higher revenues associated with political advertising, as there are congressional elections every even year, and from Olympic Games advertising, as there is the Summer or Winter Olympic Games every even year. Our financial results for the year ended December 31, 2001 were affected by a general slowdown in the advertising industry, the terrorist attack on September 11, 2001, the comparative absence of advertising revenue for the 2000 Olympic Games and the non-recurring political advertising. Our results in the future may continue to be affected by this biennial cycle and we have no control over the extent to which our stations may benefit from increased political advertising or whether our stations will be affiliated with the networks that carry the Olympic Games programming. To a lesser extent, our revenues may also fluctuate based on our ability to telecast high profile sporting and entertainment events such as the Super Bowl.

Item 2.     Properties

We lease our primary corporate headquarters, which are located at 909 Lake Carolyn Parkway, Suite 1450, Irving, Texas 75039 and occupy approximately 5,566 square feet. None of the individual station leases are material to our operations, and we do not anticipate difficulty in replacing those facilities or obtaining additional facilities, if needed.

We and the Mission Group lease and own facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WBRE—Wilkes Barre-Scranton, PA
Office-Studio	100% Owned	34,838 Sq. Ft.	—
Office-Studio	100% Owned	49,556 Sq. Ft.	—
Office-Studio—Williamsport Bureau	Lease	811 Sq. Ft.	Month/Month
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Blue Mountain	100% Owned	0.998 Acres	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	20 Acres	—

WYOU—Wilkes Barre-Scranton, PA
Office-Studio—News Bureau/Office	Lease	6,977 Sq. Ft.	12/1/04
Sales Office	Lease	800 Sq. Ft.	10/31/04
Tower/Transmitter Site	100% Owned	120.33 Acres	—
Tower/Transmitter Site	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site	Lease	10,000 Sq. Ft.	Month/Month

KTAL—Shreveport, LA
Office-Studio	100% Owned	2 Acres	—
Office-Studio	100% Owned	16,000 Sq. Ft.	—
Office-Studio—Texarkana	100% Owned	7,245 Sq. Ft.	—
Office-Studio—Texarkana	100% Owned	1.687 Acres	—
Office-Studio—Texarkana	Lease	2,147 Sq. Ft.	8/31/08
Tower/Transmitter Site	100% Owned	109 Acres	—
Tower/Transmitter Site	100% Owned	2,284 Sq. Ft.	—

WROC—Rochester, NY
Office-Studio	100% Owned	3.9 Acres	—
Office-Studio	100% Owned	48,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	0.24 Acre	—
Tower/Transmitter Site	100% Owned	2,400 Sq. Ft.	—
Tower/Transmitter Site	50% Owned	1.90 Acres	—

WCIA/WCFN—Champaign-Springfield-Decatur, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—
Office-Studio	100% Owned	1.5 Acres	—
Office-Studio—Sales Bureau	Lease	1,600 Sq. Ft.	1/31/12
Office-Studio—News Bureau	Lease	350 Sq. Ft.	2/28/08
Office-Studio—Decatur News Bureau	Lease	300 Sq. Ft.	5/31/04
Tower/Transmitter Site—WCIA Tower	100% Owned	38.06 Acres	—
Tower/Transmitter Site—Springfield Tower	100% Owned	2.0 Acres	—
Tower/Transmitter Site—Dewitt Tower	100% Owned	1.0 Acres	—

WMBD—Peoria-Bloomington, IL
Office-Studio	100% Owned	0.556 Acres	—
Office-Studio	100% Owned	18,360 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	34.93 Acres	—
Tower/Transmitter Site	100% Owned	1.0 Acres	—

KBTV—Beaumont-Port Arthur, TX
Office-Studio	100% Owned	1.2 Acres	—
Office-Studio	100% Owned	26,160 Sq. Ft.	—
Office-Studio	Leased	8,000 Sq. Ft.	9/1/09
Tower/Transmitter Site	100% Owned	40 Acres	—

WTWO—Terre Haute, IN
Office-Studio	100% Owned	4.774 Acres	—
Office-Studio	100% Owned	17,375 Sq. Ft.	—
Office-Studio	Lease	1,425 Sq. Ft.	11/30/04

WJET—Erie, PA
Tower/Transmitter Site	Lease	2 Sq. Ft.	Month/Month

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease

WFXP—Erie, PA
Tower/Transmitter Site	Lease	1 Sq. Ft.	6/30/04

ENTERTAINMENT REALTY CORP., Erie, PA
Office-Studio(1)	100% Owned	9.87 Acres	—
Office-Studio(1)	100% Owned	15,533 Sq. Ft.	—

KFDX—Wichita Falls. TX—Lawton, OK
Office-Studio	100% Owned	28.06 Acres	—
Office-Studio	100% Owned	13,568 Sq. Ft.	—

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio (2)	—	—	—
Tower/Transmitter Site	Lease	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio (2)	—	—	—
Tower/Transmitter Site	Lease	5 Acres	Year/Year

KSNF—Joplin, MO-Pittsburgh, KS
Office-Studio	100% Owned	13.36 Acres	—
Office-Studio	100% Owned	13,169 Sq. Ft.	—
Tower/Transmitter Site	Lease	900 Sq. Ft.	10/1/05

KMID—Midland-Odessa, TX
Office-Studio	100% Owned	1.127 Acres	—
Office-Studio	100% Owned	14,000 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	69.87 Acres	—
Tower/Transmitter Site	100% Owned	0.322 Acres	—

KTAB—Abilene-Sweetwater, TX
Office-Studio	100% Owned	2.98 Acres	—
Office-Studio	100% Owned	14,532 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	25.55 Acres	—

KQTV—St Joseph, MO
Office-Studio	100% Owned	3 Acres	—
Office-Studio	100% Owned	9,360 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	13,169 Sq. Ft.	—

CORPORATE OFFICE—Irving, TX	Lease	5,566 Sq. Ft.	8/5/05

CORPORATE BRANCH OFFICE—Terre Haute, IN	Lease	1,227 Sq. Ft.	7/31/04

(1)	WJET and WFXP operate in facilities owned by Entertainment Realty Corporation, a subsidiary of Nexstar. The main tower of WJET is at this site.
(2)	The office space and studio used by KJTL and KJBO-LP is owned by KFDX.

Item 3.     Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of our business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

Neither Nexstar Finance, L.L.C. nor Nexstar Finance, Inc. submitted any matter to a vote of its security holders during the fourth quarter of 2001.

PART II

Item 5.     Market For Common Stock and Related Stockholder Matters

Market Information

This item is not applicable in that all of the equity securities of Nexstar Finance, L.L.C. are owned by its immediate parent company, Nexstar Finance Holdings, L.L.C., and all of the equity securities of Nexstar Finance, Inc. are owned by Nexstar Finance, L.L.C.

Item 6.     Selected Financial Data

The selected historical consolidated financial data presented below for the years ended December 31, 2001, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements. The selected historical combined consolidated financial data presented below for the year ended December 31, 1997 have been derived from the audited combined financial statements of Nexstar’s predecessor entities. These entities have been presented on a combined basis because they were under the common control of ABRY, the principal equityholder of Nexstar Broadcasting Group until they were reorganized into Nexstar Broadcasting Group on January 5, 1998. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.

		Fiscal Year Ended December 31,
	2001	2000	1999	1998	1997
					Predecessor
Statement of Operations Data:	(dollars in thousands)
Net broadcast revenue(1)	$99,054	$107,085	$78,489	$56,005	$20,876
Trade and barter revenue	11,675	10,382	8,470	6,606	2,683

Total net revenue	110,729	117,467	86,959	62,611	23,559
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	31,332	29,269	23,760	16,960	6,556
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	28,180	28,790	23,645	15,514	9,807
Amortization of broadcast rights	17,344	16,905	13,580	8,972	3,077
Depreciation and amortization	33,811	23,933	20,466	21,254	5,698

Income (loss) from operations	62	18,570	5,508	(89)	(1,579)
Interest expense (restated)(2)	33,966	20,170	16,389	11,588	2,669
Interest income	(316)	(309)	(261)	(136)	(37)
Other expenses, net	519	259	249	125	—

Loss before income taxes and extraordinary item (restated)(2)	(34,107)	(1,550)	(10,869)	(11,666)	(4,211)
Income tax benefit (expense) (restated)(2)	879	(1,091)	(654)	(98)	731

Loss before extraordinary item (restated)(2)	(33,228)	(2,641)	(11,523)	(11,764)	(3,480)
Extraordinary item, net of income tax benefit (restated)(2)	(1,417)	—	(1,441)	—	—
Net loss (restated)(2)	$(34,645)	$(2,641)	$(12,964)	$(11,764)	$(3,480)

Balance Sheet Data (end of period):
Cash and cash equivalents	$5,802	$2,750	$2,989	$1,964	$1,358
Net intangible assets (restated)(2)	312,236	221,704	200,415	146,640	41,512
Total assets (restated)(2)	427,134	319,498	288,514	209,610	66,973
Total debt(3)	283,853	253,556	203,531	140,545	35,168
Total member’s interest (restated)(2)	104,261	32,689	35,470	45,470	14,907
Working capital (restated)(2)	17,961	5,144	(9,754)	4,843	3,911

Cash Flow Data:
Net cash provided by (used in) Operating activities	1,354	16,555	9,707	6,188	829
Investing activities	(120,115)	(50,882)	(89,000)	(167,565)	(33,934)
Financing activities	121,813	34,088	80,318	161,112	34,576

Other Financial Data:
Capital expenditures, net	$5,590	$5,595	$6,621	$5,495	$228
Cash payments for broadcast licenses obligations	8,001	8,426	6,916	4,464	1,813

See notes to selected historical consolidated financial data

NOTES TO THE SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

(1)	Net broadcast revenue is defined as revenue net of agency and national representatives commissions, excluding trade and barter revenue.
(2)	The 1999, 2000 and 2001 financial statements of Nexstar Finance L.L.C. have been restated to capitalize certain debt financing costs which were expensed as an extraordinary item in 1999. See Note 10 of our financial statements for additional explanation.
(3)	Excludes Nexstar’s guarantee of a $3.0 million loan for a related party and includes capital leases.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6 “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed elsewhere in the Annual Report on Form 10-K/A and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K/A are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis.” These comparisons refer to stations which we have owned at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the year ended December 31, 2001 versus the year ended December 31, 2000 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP and KTAB. References to a comparison on a same station basis for the year ended December 31, 2000 versus the year ended December 31, 1999 include the following stations: WYOU, KQTV, WTWO, KFDX, WBRE, KSNF, KBTV, WJET and WFXP.

Introduction

We own and operate, through our subsidiaries, 14 television stations. Through various local service agreements with Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. and their subsidiaries, which we refer to throughout this prospectus as the Mission Group, we provide various management, sales or other services to additional stations. The Mission Group entities are 100% owned by an independent third party. Collectively, these entities own and operate the following television stations: WYOU, WFXP, KJTL and KJBO-LP. Additionally, through a time brokerage agreement, Mission Broadcasting of Joplin, Inc. (a subsidiary of Mission of Wichita Falls, Inc.) provides most of the programming and administrative services for KODE pending the purchase of KODE’s assets in September 2002. We do not own the Mission Group or its television stations. In order for both Nexstar and the Mission Group to continue to comply with FCC regulations, the Mission Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of Nexstar’s guarantee of the Mission Group’s debt and our arrangements under the local service agreements and purchase option agreements with the Mission Group, we are deemed under U.S. GAAP to have a controlling financial interest in the Mission Group. We have entered into various service agreements with all of the Mission Group stations. We have a time brokerage agreement with WFXP, which allows us to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. We have a shared services agreement with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for the right to receive certain payments from the Mission Group as described in the shared service agreements. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the shared service agreements with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a joint sales agreement, we have also acquired the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to the Mission Group. We have a shared service agreement with each of WYOU and KODE, which has terms substantially similar to the terms of the shared service agreement with KJTL and KJBO-LP. Our ability to receive cash from the Mission Group is governed by the agreements described above.

In addition to providing certain services to the Mission Group television stations, Nexstar also guarantees the debt of the Mission Group. The Mission Group is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar.

The owner of the Mission Group has granted to us a purchase option on each Mission Group entity to acquire the assets and liabilities of each entity for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by us without consent or approval by the owner of the Mission Group.

Nexstar does not own the Mission Group or its television stations. However, as a result of Nexstar’s guarantee of the Mission Group’s debt and our arrangements under the local service arrangements and purchase option agreements with the Mission Group, we are deemed under U.S. GAAP to have a controlling financial interest in the Mission Group while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and the Mission Group to continue to comply with FCC regulations, the Mission Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of our controlling financial interest in the Mission Group under U.S. GAAP and in order to present fairly our financial position, results of operations and cash flows, we consolidate the financial position, results of operations and cash flows of the Mission Group as if it were a wholly-owned entity. We believe this presentation is meaningful for understanding our financial performance. Therefore, the following discussion of our financial condition and results of operations includes the Mission Group’s financial statements.

In addition, pursuant to an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. that became effective December 1, 2001, we provide engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, IL market. The parties share the combined broadcast cash flow generated by WYZZ and Nexstar-owned, WMBD. The outsourcing agreement expires in December 2008. It is non-cancelable until May 2003, at which time it may be canceled by either party upon 180 days written notice.

The operating revenue of our stations are derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. The primary operating expenses consist of commissions on revenues, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

The networks provide programming to our stations during various time periods of the day. The networks compensate our stations for distributing the networks’ product over the air and for keeping a portion of advertising inventory during those time periods. Each station purchases licenses to broadcast programming in non-news time periods during the remainder of the day. The licenses are either purchased from a syndicator for cash or the syndicator is allowed to retain some of the inventory as compensation to eliminate or reduce the cash cost for the license. The station records the estimated fair market value of the inventory given to the syndicator as a barter asset and liability. Over the term of the contract, these values are amortized as barter revenue and expense.

Advertising rates are based upon a program’s popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, and the effectiveness of the stations’ sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 62.5% and 61.9% of our spot revenue for the years ended December 31, 2001 and December 31, 2000, respectively, was generated from local advertising which is sold by a station’s sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that normally provides for representation outside the particular station’s market. National commission rates vary within the industry but are governed by each station’s agreement. All national and political revenue is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them.

While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered years resulting from political advertising and advertising aired during the Olympic Games.

Our acquisitions and other arrangements during each of the fiscal years ended December 31, 2001, 2000 and 1999 affect the year-to-year comparability of the operating results discussed below. In 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. A member of the Mission Group entered into a time brokerage agreement with a subsidiary of GOCOM Holdings, L.L.C. in December 2001 with regard to KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets for $14.0 million. In 2000, Nexstar acquired substantially all of the assets of KMID, the ABC affiliate in Midland-Odessa, Texas, for approximately $10.0 million and substantially all of the assets of KTAL, the NBC affiliate in Shreveport, Louisiana, for approximately $35.3 million. In 1999, Nexstar acquired substantially all of the assets of WROC, the CBS affiliate in Rochester, New York, for approximately $46.0 million and the assets of KTAB, the CBS affiliate in Abilene-Sweetwater, Texas, for approximately $17.3 million. Nexstar also entered into a time brokerage agreement with WCIA/WCFN and WMBD during 1999, and, as discussed below, acquired substantially all of the assets of these stations in 2001. Also in 1999, the Mission Group acquired substantially all of the assets of KJTL, the Fox affiliate in Wichita Falls, Texas-Lawton, Oklahoma, and KJBO-LP, the UPN affiliate in Wichita Falls, Texas-Lawton, Oklahoma, for approximately $15.5 million.

In conjunction with the refinancing of our senior credit facilities in June 1999, we expensed certain debt financing costs. We subsequently determined that a portion of those costs, specifically, those related to the revolving credit facility, should not have been expensed, but should have remained capitalized and subsequently amortized. As a result, the 1999, 2000 and 2001 financial statements have been restated. See Note 10 of our financial statements for a further explanation.

Recent Developments

Acquisitions and Station Agreements

On January 12, 2001, Nexstar acquired substantially all of the assets of WCIA/WCFN and WMBD for approximately $108.0 million. WCIA/WCFN is the CBS affiliate in the Champaign-Springfield-Decatur, Illinois market, and WMBD is the CBS affiliate in the Peoria-Bloomington, Illinois market. We financed the purchase of WCIA/WCFN and WMBD with the proceeds of (1) our existing $275.0 million senior credit facilities, (2) a $40.0 million unsecured interim loan to Nexstar’s parent, Nexstar Finance Holdings II, L.L.C. (then known as Nexstar Finance Holdings, L.L.C.) the proceeds of which were contributed to Nexstar and (3) $65.0 million of equity contributed by our indirect parent, Nexstar Finance Holdings II, L.L.C. (then known as Nexstar Finance Holdings, L.L.C.).

A member of the Mission Group entered into a time brokerage agreement with a subsidiary of GOCOM Holdings, L.L.C. in December 2001 with regard to KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets, which is scheduled to close on September 30, 2002. The purchase price of the assets is $14.0 million and will be financed under the Mission Group’s senior credit facility. Pursuant to the terms of the agreement, Mission Broadcasting of Joplin, Inc. has made a down payment of $6.0 million against the purchase price to GOCOM Holdings, L.L.C., which is reflected in other assets in the consolidated financial statements. Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcasting Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, Illinois market. The parties will share in the combined broadcast cash flow generated by WYZZ and, Nexstar-owned, WMBD.

Senior Subordinated Notes

On March 16, 2001, Nexstar completed the sale of $160.0 million aggregate principal amount of 12% senior subordinated notes due 2008 (the “Notes”) at a price of 96.012%. The Notes mature on April 1, 2008. The Notes are unconditionally guaranteed by each of Nexstar’s existing and future domestic subsidiaries and by the Mission Group . The proceeds from the sale of the Notes were used to (1) repay $30.0 million of the unsecured interim loan, (2) repay $116.2 million of Nexstar’s reducing revolving credit facility and (3) pay fees and expenses of the financing.

Senior Discount Notes

On March 18, 2003, Nexstar Finance Holdings, L.L.C. entered into an agreement to issue $130.0 million principal amount at maturity of Senior Discount Notes (the “New Discount Notes”) at a price of 57.442%. The New Discount Notes mature on April 1, 2013. Each New Discount Note will have an accreted value at maturity of $1,000. The New Discount Notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are generally unsecured senior obligations effectively subordinated to all of Nexstar’s senior secured debt and are structurally subordinated to Nexstar’s Senior Subordinated Notes. The transaction closed on March 27, 2003.

Reorganization

As required by the terms of the indenture governing the Senior Discount Notes due 2009 (the “Discount Notes”) issued by Nexstar Finance Holdings, L.L.C., the immediate parent company of Nexstar, on August 6, 2001, pursuant to an assignment and assumption agreement, the entity formerly known as Nexstar Finance Holdings, L.L.C. contributed all of the equity interests of Nexstar and all shares of common stock of Nexstar Finance, Inc. to a newly created wholly-owned subsidiary of the entity formerly known as Nexstar Finance Holdings, L.L.C., NBG, L.L.C. As a result of this transaction, all of the net assets of the entity formerly known as Nexstar Finance Holdings, L.L.C. were transferred to NBG, L.L.C. with the exception of an intercompany note payable to Nexstar Broadcasting Group, L.L.C. (the ultimate parent company of the entity formerly known as Nexstar Finance Holdings, L.L.C.) of $31.6 million plus accrued interest. Simultaneous with this reorganization, the entity formerly known as Nexstar Finance Holdings, L.L.C. was renamed Nexstar Finance Holdings II, L.L.C. and NBG, L.L.C. was renamed Nexstar Finance Holdings, L.L.C. In addition, upon completion of this reorganization, Nexstar Broadcasting Group, L.L.C.’s guaranty of the Discount Notes was released and all obligations of Nexstar Broadcasting Group, L.L.C. under the indenture governing the Discount Notes ceased to be effective.

The reorganization has been accounted for in a manner similar to a pooling of interests and, accordingly, the financial information for all periods has been revised to reflect the reorganization.

Capital Contributions

On January 12, 2001, we received $105.0 million in capital contributions from Nexstar Finance Holdings II, L.L.C. On March 16, 2001, concurrent with the funding of the Notes, $30.0 million was distributed back to Nexstar Finance Holdings II, L.L.C. On August 7, 2001 and on November 14, 2001, we received $20.0 million and $15.0 million, respectively, in capital contributions from Nexstar Finance Holdings II, L.L.C. The proceeds from both capital contributions were used to reduce bank debt.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Year Ended December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Local	$64,097	56.0	$62,595	50.2	$49,953	54.9
National	38,456	33.6	38,602	31.0	32,212	35.3
Political	2,197	1.9	15,126	12.1	1,703	1.9
Network compensation	7,454	6.5	6,258	5.0	5,440	6.0
Other	2,270	2.0	2,050	1.7	1,750	1.9

Total gross revenue	114,474	100.0	124,631	100.0	91,058	100.0
Less: Agency and national representative commissions	15,420	13.5	17,546	14.1	12,569	13.8

Net broadcast revenue	99,054	86.5	107,085	85.9	78,489	86.2
Trade and barter revenue	11,675		10,382		8,470

Total net revenue	$110,729		$117,467		$86,959

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Year Ended December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Total net revenue	$110,729	100.0	$117,467	100.0	$86,959	100.0
Operating expenses:
Station direct operating expenses, net of trade	28,635	25.9	27,591	23.5	21,824	25.1
Selling, general and administrative expenses	28,180	25.4	28,790	24.5	23,645	27.2
Trade and barter expense	11,713	10.6	10,227	8.7	8,311	9.6
Depreciation and amortization	33,811	30.5	23,933	20.4	20,466	23.5
Amortization of broadcast rights, excluding barter	8,328	7.5	8,356	7.1	7,205	8.3

Income from operations	$62		$18,570		$5,508

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Net broadcast revenue for the year ended December 31, 2001 was $99.1 million, a decrease of $8.0 million, compared to $107.1 million for the year ended December 31, 2000. An increase of approximately $2.9 million was attributable to stations acquired or for which a local service arrangement was initiated after January 1, 2000.

On a same station basis, net broadcast revenue for the year ended December 31, 2001 was $71.8 million as compared to $82.7 million for December 31, 2000, a 13.2% decrease. Of this decrease, $1.5 million was attributed to local revenue, $1.5 million was due to a decline in national revenue and $8.5 million was non-recurring political revenue partially offset by increases in other broadcast revenue for the year. A general slowdown in the advertising industry, the terrorist attack on September 11, 2001, the comparative absence of advertising revenue from the 2000 Olympic games and the non-recurring political advertising are the primary components of the decrease in broadcast revenue. After the terrorist attack, the networks aired twenty-four hour newscasts with no commercial breaks for several days. The unscheduled newscasts and absence of commercial breaks resulted in a loss of approximately $1.1 million in net broadcast revenue for our stations.

Direct operating expenses, including selling, general and administrative expenses and corporate overhead, net of trade, for the year ended December 31, 2001 were $56.8 million, compared to $56.4 million for the year ended December 31, 2000, an increase of $0.4 million. An increase of approximately $1.6 million was attributable to stations acquired or for which a local service arrangement was initiated after January 1, 2000. On a same station basis direct operating expenses for the year ended December 31, 2001 were $40.8 million as compared to $42.0 million for the year ended December 31, 2000, a 2.9% decline. Cost controls implemented at the stations accounted for this decrease. Cost controls included a reduction in work force and the related personnel costs, strict controls on overtime and a decrease in promotional costs.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2001 was $8.3 million, compared to $8.4 million for the year ended December 31, 2000. An increase of $0.5 million was attributable to the stations acquired after January, 2000, offset by a decrease of $0.6 million as a result of lower contract costs from favorable negotiations on programming contracts.

Depreciation of property and equipment and amortization of intangibles was $33.8 million for the year ended December 31, 2001, compared with $23.9 million for the comparable period in 2000, an increase of $9.9 million. The increase of $9.9 million was attributable to the effect of the stations acquired in 2000 and 2001.

Income from operations for the year ended December 31, 2001 was $0.1 million as compared to $18.6 million for the year ended December 31, 2000, a decrease of $18.5 million. Of the $18.5 million decrease, approximately $12.1 million was attributable to stations acquired or for which a local service arrangement was initiated after January 1, 2000. On a same station basis, income from operations for the year ended December 31, 2001 was $2.9 million as compared to $9.3 million for the year ended December 31, 2000. The decrease was primarily attributable to lower net revenues, partially offset by the cost controls described above.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2001 was $34.0 million, compared to $20.2 million for the same period in 2000, an increase of $13.8 million. The increase was primarily attributable to the full year effect of the additional indebtedness to acquire the stations in 2000 and 2001 and an increase in the cost of funds.

In 2001, we wrote off $1.4 million of debt financing costs, net of the tax effect, as a result of refinancing our senior credit facilities in January 2001.

As a result of the factors discussed above, our net loss was $34.6 million for the year ended December 31, 2001, compared to a net loss of $2.6 million for the same period in 2000, an increase in net loss of $32.0 million.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

Net broadcast revenue for the year ended December 31, 2000 was $107.1 million, an increase of $28.6 million, compared to $78.5 million for the year ended December 31, 1999. Of the $28.6 million increase, approximately $20.9 million was attributable to stations acquired or for which a local service arrangement was initiated after January 1, 1999. On a same station basis, net broadcast revenue for the year ended December 31,

2000 was $65.5 million as compared to $57.8 million for December 31, 1999, a 13.3% increase. Most of this increase was attributed to increased political advertising as 2000 had a close presidential election, congressional elections and senatorial elections in Missouri, Texas, Indiana, Pennsylvania and New York, while 1999 had only state and local elections. Local and national revenues were relatively flat as the increased demand for political advertising crowded out local and national advertisers. The increased pressure on inventory during the months nearest the November election resulted in increased rates and the amount of inventory sold in each time period. Local and national revenues for our NBC affiliates benefited from the Olympic Games.

Direct operating expenses, including selling, general and administrative expenses and corporate overhead, net of trade, for the year ended December 31, 2000 were $56.4 million, compared to $45.5 million for the year ended December 31, 1999, an increase of $10.9 million. Of this $10.9 million net increase, approximately $11.6 million was attributable to stations acquired or for which a local service arrangement was initiated after January 1, 1999. On a same station basis, direct operating expenses for the year ended December 31, 2000 were $31.8 million as compared to $32.5 million for the year ended December 31, 1999, a 2.2% decline. Cost controls implemented at the stations accounted for this decrease.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2000 was $8.4 million, compared to $7.2 million for the year ended December 31, 1999, an increase of $1.2 million. The increase of $1.2 million was attributable to the stations acquired in 1999 and 2000.

Depreciation of property and equipment and amortization of intangibles was $23.9 million for the year ended December 31, 2000, compared with $20.5 million for the comparable period in 1999, an increase of $3.4 million. The increase of $3.4 million was attributable to the effect of the stations acquired in 1999 and 2000.

Income from operations for the year ended December 31, 2000 was $18.6 million as compared to $5.5 million for the year ended December 31, 1999, an increase of $13.1 million. Of the $13.1 million increase, approximately $6.8 million was attributable to stations acquired or for which a local service arrangement was initiated after January 1, 1999. On a same station basis, income from operations for the year ended December 31, 2000 was $10.3 million as compared to $4.0 million for the year ended December 31, 1999. The increase was primarily attributable to internal revenue growth.

Interest expense for the year ended December 31, 2000 was $20.2 million, compared to $16.4 million for the same period in 1999, including amortization of debt financing costs, an increase of $3.8 million. The increase was primarily attributable to the full year effect of the additional indebtedness to acquire the stations in 1999 and 2000.

In 1999, we wrote off $1.4 million of debt financing costs, net of the tax effect, as a result of refinancing our senior credit facilities during the year ended December 31, 1999.

As a result of the factors discussed above, our net loss was $2.6 million for the year ended December 31, 2000, compared to a net loss of $13.0 million for the same period in 1999, a decrease in net loss of $10.4 million.

Liquidity and Capital Resources

As of December 31, 2001, cash and cash equivalents were $5.8 million compared to $2.8 million as of December 31, 2000.

Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions. Cash flows provided by operating activities were $1.4 million for the year ended December 31, 2001, as compared to $16.6 million for the year ended December 31, 2000. A decrease in demand for advertising time would reduce the availability of funds from operating activities.

Cash flows used for investing activities was $120.1 million for the year ended December 31, 2001, as compared to $50.9 million for the year ended December 31, 2000. Cash flows used for investing activities for the year ended December 31, 2001 was the result of an outlay of approximately $108.0 million for the purchase of WCIA and WMBD, a downpayment of $6.0 million for the future acquisition of KODE and ongoing capital expenditures of $5.7 million. Investing activities for the same period in 2000 was associated with the purchase of KMID and KTAL for $45.3 million and capital expenditures of $5.7 million during 2000. We expect capital expenditures for 2002 to approximate $7.0 million, partially as a result of converting some of our stations to a low-power digital television transmission system. We estimate that the conversion will require approximately $0.2 million per station.

Cash flows provided by financing activities were $121.8 million for the year ended December 31, 2001, compared to $34.1 million for the year ended December 31, 2000. The change in cash flows provided by financing activities for the year ended December 31, 2001 was the result of (1) borrowings under the new senior credit facilities of $278.8 million with a subsequent borrowing and repayment of $160.1 million as a result of the amendment on June 14, 2001 on the credit agreement governing our senior credit facilities to allow for a $50.0 Term A facility, a $75.0 million Term B facility and a $100.0 million revolving facility, (2) borrowings of $153.6 million evidenced by the senior subordinated notes, (3) additional equity proceeds of $110.0 million (net of an $30.0 million distribution, which were used to assist in financing the January 2001 acquisition, (4) the borrowing of $12.0 million less a repayment of $6.0 million to fund a deposit on the Mission Group’s acquisition of KODE less the repayment of the existing senior credit facility, and (5) transaction and financing costs of approximately $16.4 million. As of December 31, 2001, $53.9 million of the revolving credit facility is available for use.

As of December 31, 2000, cash and cash equivalents were $2.8 million, compared to $3.0 million as of December 31, 1999.

Cash flows provided by operating activities were $16.6 million for the year ended December 31, 2000, compared to $9.7 million for the year ended December 31, 1999. Changes in our net cash flows provided by operating activities are primarily the result of higher broadcast cash flows offset by increases in working capital needs.

Cash flows used for investing activities were $50.9 million for the year ended December 31, 2000, as compared to $89.0 million for the year ended December 31, 1999. Cash flows used for investing activities for the year ended December 31, 2000 was the result of an outlay of approximately $10.0 million for the purchase of KMID and approximately $35.3 million for the purchase of KTAL, as well as ongoing capital expenditures at the stations. Our capital expenditures were $5.7 million for the year ended December 31, 2000 and $6.6 million for the year ended December 31, 1999.

Cash flows provided by financing activities were $34.1 million for the year ended December 31, 2000, as compared to $80.3 million for the year ended December 31, 1999. The change in cash flows provided by financing activities for the year ended December 31, 2000 was the result of fewer acquisitions and principal payments.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow and availability under our credit facilities should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

Senior Credit Facilities

On January 12, 2001, Nexstar and the Mission Group each entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement governing the Nexstar facilities provide for a reducing revolving credit facility in the amount of $72.0 million and a term loan facility in the amount of $110.0 million. The Nexstar facilities were subsequently amended on June 14, 2001, to allow for a $50.0 million Term A loan facility, a $75.0 million Term B loan facility and a $57.0 million reducing revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because we were not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001 and we anticipated noncompliance in future periods. The financial covenants setting forth the consolidated total leverage ratio and consolidated interest coverage ratio were amended to relax the thresholds that we must meet pursuant to the credit agreement. The maximum consolidated total leverage ratio for the period from September 30, 2001 through June 29, 2002 went from 6.75:1.00 to 7.75:1.00. For the period from June 30, 2002 through September 29, 2002, the total leverage ratio went from 6.50:1.00 to 7.25:1.00. For the period from September 30, 2002 through December 30, 2002, the total leverage ratio went from 6.00:1.00 to 6.50:1.00. The consolidated interest coverage ratio for the period from June 30, 2002 through March 30, 2003 went from 1.50:1.00 to 1.40:1.00. In addition, we reduced the revolving facility from $57.0 million to $42.0 million. Prepayments have been made under the Term A facility, effectively reducing the commitment from $50.0 million to $32.0 million, $15.0 million of which are not drawn as of December 31, 2001.

The terms of the credit agreement governing the Mission Group facility provide for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Interest rates associated with the Nexstar and the Mission Group credit facilities are based, at our option, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected.

In addition, Nexstar and the Mission Group are required to pay quarterly commitment fees based on our consolidated total leverage ratio for that particular quarter on the unused portion of the revolving commitments. The reducing revolving credit facility and the term loans are subject to amortization schedules. The revolving facilities and the Term A facility are due and payable on, January 12, 2007, while the maturity date of the Term B facility is July 12, 2007. The senior credit facilities contain covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at December 31, 2001.

Senior Subordinated Notes

On March 16, 2001, Nexstar issued $160.0 million of 12% Senior Subordinated Notes (the “Notes”) at a price of 96.012%. The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar and the Mission Group entities. They are general unsecured senior subordinated obligations subordinated to all of our senior debt. The Notes are redeemable on or after April 1, 2005 and Nexstar may redeem up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The indenture governing the Notes contains covenants which require Nexstar to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the indenture governing the Notes at December 31, 2001.

Registration

In September 2001, we registered our Notes under the Securities Act of 1933 pursuant to a registration rights agreement.

Digital Conversion

FCC regulations require us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received extensions of time through December 1, 2002 to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. Nexstar and the Mission Group have received further extensions of time until May 1, 2003 for seven Nexstar-owned stations and three Mission Group-owned stations which did not meet the December 1, 2002 deadline. Our most recent estimate is that the digital conversion will require an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Except for the capital invested in WCFN to make it a full-power broadcasting station, there were no expenditures for digital conversion in 2001. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements

At December 31, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with the Mission Group are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Total	2002	2003-2004	2005-2006	Thereafter
	(dollars in thousands)
Nexstar Senior credit facilities	$82,000	$488	$6,411	$11,739	$63,362
Mission Group Senior credit facility	46,143	—	—	—	46,143
12% senior subordinated notes due 2008	160,000	—	—	—	160,000
Broadcast rights current commitments	7,957	5,572	1,105	572	708
Broadcast rights future commitments	11,670	3,800	6,985	885	—
Executive employment contracts	2,397	895	1,502	—	—
Capital lease payments	23	23	—	—	—
KODE purchase price obligation	8,000	8,000	—	—	—
TBA and other outsourcing agreements	315	315	—	—	—
Operating lease obligations	2,089	441	780	420	448

Total contractual cash obligations	$320,594	$19,534	$16,783	$13,616	$270,661

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that our cash on hand as of December 31, 2001, amounts available for borrowing under our senior credit facilities along with cash provided by operating activities will be sufficient to meet our working capital, debt, capital expenditures and other contractual obligation requirements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, program rights, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We have significant goodwill and intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when available for use. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related program rights to operations on an accelerated basis or possibly immediately. As of December 31, 2001, the amounts of our current broadcast rights and non-current broadcast rights were $10.1 million and $3.7 million, respectively.

We recognize broadcast revenue during the financial statement period in which the advertising is aired. We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. We recorded $9.0 million, $8.5 million and $6.4 million of barter revenue for the years ended December 31, 2001, 2000 and 1999, respectively. We recorded $2.7 million, $1.8 million and $2.1 million of trade revenue for the years ended December 31, 2001, 2000 and 1999, respectively.

We record a valuation allowance to reduce our deferred tax assets to the amount that is not likely to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

We use derivative financial instruments for purposes other than trading, such as for hedging long-term variable rate debt to reduce our exposure to fluctuations in interest rates, as dictated by our credit agreement and for hedging fair value changes attributable to changes in the benchmark interest rate on fixed rate debt. All derivatives are recognized on our balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings. If we determine that a cash flow hedge is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the contract is recognized in current earnings. The change in market values of our derivative instruments and the marking-to-market of those interest rate swap agreements resulted in a loss of $0.1 million for the year ended December 31, 2001.

In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interests will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Subsequently, SFAS No. 133 was amended by the issuance of SFAS No. 137 and SFAS No. 138. These amendments modify the provisions and effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal quarter of all fiscal years beginning after June 15, 2000. Upon adoption of SFAS No. 133, on January 1, 2001, we recorded other comprehensive loss to recognize at fair value all derivatives that were designated as cash flow hedging instruments, which was comprised of unrealized losses related to our interest rate swaps of $0.2 million. This unrealized net loss increased by $3.5 million during the year ended December 31, 2001 due to the deferral of the effective portion of additional derivative losses on hedges of variable rate debt. As of December 31, 2001, the cumulative unrealized loss, net of reclassifications to earnings as required by SFAS No. 133, on our interest rate swaps was $3.7 million.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill and FCC licenses; however, we will be required to test our goodwill and FCC licenses for impairment under the new standard during 2002, which could have an adverse effect on our future results of operations if an impairment occurs. We are currently in the process of assessing the impact of SFAS No. 142, including how we will measure impairment for goodwill and FCC licenses, however we have not yet had sufficient time to complete such evaluation. During the year ended December 31, 2001, we have incurred goodwill amortization expense of $2.8 million. During the year ended December 31, 2001, we have incurred amortization expense related to its FCC licenses of $5.2 million.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2001 under our senior credit facilities bear interest at the base rate, or Eurodollar rate, plus the applicable margin, as defined (ranging from 5.23% to 6.64% at December 31, 2001). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow of operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represent one percentage point) for a twelve-month time horizon:

	Interest rate decrease			Interest rate increase
	100 BPS	50 BPS	No change to interest rate	50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities(1)	$6,533	$6,607	$6,682	$6,756	$6,830
12% senior subordinated notes due 2008	16,128	16,428	16,728	17,028	17,328

Total	$22,661	$23,035	$23,410	$23,784	$24,158

(1)	Excludes effect of applicable margin as defined in the senior credit agreements.

At December 31, 2001, we had in effect three interest rate swap agreements, with commercial banks, with notional amounts of $93.3 million, $20.0 million and $60.0 million. Our $93.3 million and $20.0 million interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The $60.0 million swap agreement requires us to pay a floating rate and receive a fixed rate. The differential to be paid or received on the swaps is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represent the cash that we would pay to settle the agreements, was approximately $2.4 million and $0.2 million at December 31, 2001 and December 31, 2000, respectively.

The table below provides information about our derivative financial instruments that are sensitive to changes in interest rates. The table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	Expected Expiration	2002	2008	Fair Value
Interest Rate Derivatives	(dollars in thousands)
Variable to Fixed	2002	$113,320		$(4,022)
Average pay rate		4.91%
Average receive rate		2.20%
Fixed to Variable	2008		$60,000	1,590
Average pay rate			11.10%
Average receive rate			12.00%

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate.

Item 8.     Consolidated Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV, Item 14 of this Form 10-K/A.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers

The table below sets forth information about Nexstar’s board of managers, or directors, and executive officers:

Name	Age	Position With Company
Perry A. Sook	44	President, Chief Executive Officer and Director
G. Robert Thompson	40	Chief Financial Officer
Duane A. Lammers	40	Executive Vice President
Shirley E. Green	42	Vice President, Finance
Susana G. Willingham	35	Vice President, Corporate News Director
Richard Stolpe	45	Vice President, Director of Engineering
Blake Battaglia(1)	29	Director
Peni A. Garber(1)	39	Vice President, Assistant Secretary and Director
Jay M. Grossman	42	Vice President, Assistant Secretary and Director
Peggy Koenig	45	Vice President and Assistant Secretary
Royce Yudkoff	46	Vice President, Assistant Secretary and Director
Erik Brooks	34	Vice President, Assistant Secretary and Director

(1)	Mr. Battaglia replaced Ms. Garber as Director in April 2002

Perry A. Sook formed Nexstar’s predecessor in 1996. Since its inception, Mr. Sook has served as Nexstar’s President and Chief Executive Officer and as a Director. From 1991 to 1996, Mr. Sook was a principal of Superior Communications Group, Inc. Mr. Sook currently serves as a director of Pennsylvania Association of Broadcasters and the Television Bureau of Advertising.

G. Robert Thompson was hired as our Chief Financial Officer in May 2002. Prior to that time, Mr. Thompson was a Senior Vice President of Operations Staff and Vice President-Finance for Paging Network, Inc. Mr. Thompson joined Paging Network, Inc. in 1990. In August 2000, Paging Network, Inc. filed for Chapter 11 bankruptcy protection.

Duane A. Lammers was promoted to Nexstar’s Executive Vice President in February 2001. Prior to that, Mr. Lammers served as Nexstar’s Vice President, Director of Sales and Marketing from 1998 until January 2001. He was employed as a Nexstar station general manager from 1997 to 1999. Prior to joining Nexstar, Mr. Lammers was the General Manager of WHTM, the ABC affiliate in Harrisburg, Pennsylvania from 1994 to 1997.

Shirley E. Green was promoted to Nexstar’s Vice President, Finance in February 2001. Prior to that, Ms. Green served as Nexstar’s Controller since 1997. Prior to her employment at Nexstar, from 1994 to 1997, Ms. Green was Business Manager at KOCB, Oklahoma City, Oklahoma, which was owned by Superior Communications Group, Inc.

Susana G. Willingham has served as Nexstar’s Vice President, Corporate News Director since 1997. She served as Assistant News Director for WHTM from 1994 to 1997. Prior to that, Ms. Willingham was the News Director for KFDX from 1992 to 1993.

Richard Stolpe has served as Nexstar’s Vice President, Director of Engineering since January 2000. Prior to that, Mr. Stolpe served as Director of Engineering from 1998 to 2000. Prior to joining Nexstar, Mr. Stolpe was employed by WYOU from 1996 to 1998 as both Assistant Chief Engineer and Chief Engineer.

Blake R. Battaglia has served as a Director since April 2002. Mr. Battaglia is a Senior Investment Associate at ABRY, which he joined in 1998. Prior to joining ABRY, he was an investment banker at Morgan Stanley & Co. Mr. Battaglia currently serves as a director of WideOpenWest.

Peni A. Garber served as a Vice President, Assistant Secretary and a Director of Nexstar from 1997 until April 2002. Ms. Garber is a Partner at ABRY. From 1990 to 2000, she had served as a Principal and Secretary of ABRY. Prior to joining ABRY, Ms. Garber served as Senior Accountant at Price Waterhouse LLP. Ms. Garber is presently a director (or the equivalent) of several private companies, including Network Music Holdings, LLC, Quorum Broadcast Holdings LLC and Muzak Holdings LLC. Ms. Garber resigned as Vice President, Assistant Secretary and Director of Nexstar on March 7, 2002.

Jay M. Grossman has served as a Vice President, Assistant Secretary and a Director of Nexstar since 1997. Since 1996, Mr. Grossman has served as a Partner of ABRY. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves as a director (or the equivalent) of several private companies including TV Fanfare, Consolidated Theaters, WideOpenWest and Network Music Holdings, LLC.

Peggy Koenig served as a Vice President and Assistant Secretary of Nexstar from1997 until 2002. Ms. Koenig is a partner in ABRY, which she joined in 1993. From 1988 to 1992, Ms. Koenig was a Vice President, partner and member of the Board of Directors of Sillerman Communication Management Corporation, a merchant bank, which made investments principally in the radio industry. Ms. Koenig was the Director of Finance from 1986 to 1988 for Magera Management, an independent motion picture financing company. She is presently a director (or the equivalent) of Connoisseur Communications Partners, L.P., Pinnacle Holdings Inc., Network Music Holdings LLC and Mercom. Ms. Koenig resigned as a Vice President and Assistant Secretary of Nexstar on March 7, 2002.

Royce Yudkoff has served as a Vice President, Assistant Secretary and a Director of Nexstar since 1997. Since 1989, Mr. Yudkoff has served as the President and Managing Partner of ABRY. Prior to joining ABRY, Mr. Yudkoff was affiliated with Bain & Company, serving as a partner from 1985 to 1988. Mr. Yudkoff is presently a director (or the equivalent) of several companies, including Quorum Broadcast Holdings LLC, Metrocall, Inc. and Muzak Holdings LLC.

Erik Brooks became a Vice President, Assistant Secretary and Director of Nexstar on March 7, 2002. Mr. Brooks is a Principal at ABRY, which he joined in 1999. Prior to joining ABRY, Mr. Brooks was a Vice President at NCH Capital, a private equity investment fund.

Item 11.     Executive Compensation

Summary Compensation Table

	Annual Compensation			All Other Compensation
	Salary	Bonus
Perry A. Sook	$290,000	$150,000	(6)	$5,031	(1)
President, Chief Executive Officer and Director
Duane A. Lammers	185,000	—		1,376	(2)
Executive Vice President
Susana G. Willingham	115,000	—		897	(3)
Vice President, News Director
Shirley E. Green	100,000	—		5,145	(4)
Vice President, Finance
Richard Stolpe	70,000	—		2,741	(5)
Vice President, Corporate Chief Engineer

(1)	Includes $2,684 associated with personal use of company owned vehicle and $1,629 associated with moving expenses reimbursed by Nexstar.
(2)	Includes $1,250 associated with personal use of company owned vehicle.
(3)	Includes $783 associated with personal use of company owned vehicle.
(4)	Includes $4,855 associated with personal use of company owned vehicle.
(5)	Includes $2,636 associated with personal use of company owned vehicle.
(6)	Represents advance against future bonus payments.

Employment Agreements

Perry A. Sook.    Mr. Sook is employed under an employment agreement with Nexstar Broadcasting Group, Inc. as President and Chief Executive Officer. The term of the agreement expires on December 31, 2007 and automatically renews for successive one-year periods unless either party notifies the other of their intention not to renew the agreement. Under the agreement, Mr. Sook’s current base salary is $150,000 for the six months ended December 31, 2001, $400,000 for the year ended December 31, 2002, $415,000 for 2003, $430,000 for 2004, $450,000 in 2005, $475,000 in 2006 and $500,000 in 2007 and each subsequent year. In addition to his base salary, Mr. Sook is eligible to earn a targeted annual bonus of $75,000 after the 2001 fiscal year, $200,000 for 2002, $205,500 for 2003, $215,000 for 2004, $225,000 for 2005, $237,500 for 2006 and $250,000 for 2007 and each subsequent fiscal year, upon achievement of goals established by the board of directors. In the event of termination for reasons other than cause, Mr. Sook is eligible to receive his base salary for a period that is the shorter of one year or until the term of his employment would otherwise be completed and a cash payment of approximately $4.0 million.

G. Robert Thompson.    Mr. Thompson was hired as Chief Financial Officer under an employment agreement with us in May 2002. The term of the agreement expires on May 13, 2007 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. Thompson’s base salary is $195,000 from May 14, 2002 to May 13, 2003, $200,000 through May 13, 2004, $210,000 through May 13, 2005, $215,000 through May 13, 2006 and $225,000 through May 13, 2007. In addition to his base salary, Mr. Thompson is eligible to earn a targeted annual bonus of $30,000 for the year ended May 13, 2003, $35,000 for the year ended May 13, 2004, $40,000 for the year ended May 13, 2005, $45,000 for the year ended May 13, 2006 and $50,000 for the year ended May 13, 2007. In the event of termination upon change of control or for reasons other than cause, or if Mr. Thompson resigns for good reason, as defined in the agreement, Mr. Thompson is eligible to receive his base salary for a period of six months.

Duane A. Lammers.    Mr. Lammers is employed under an amended employment agreement with Nexstar Broadcasting Group, Inc. as Executive Vice President. The agreement terminates on December 31, 2003 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Mr. Lammers’ base salary is $185,000 for the year ended December 31, 2001, $200,000 for the year ended December 31, 2002 and $205,000 for the year ended December 31, 2003. In addition to his base salary, Mr. Lammers is eligible to receive a targeted annual bonus of $45,000 for the year ended April 30, 2001, $50,000 for the year ended April 30, 2002, and $55,000 for the year ended April 30, 2003 at the discretion of Nexstar’s Chief Executive Officer, upon attainment of, among other things, certain financial performance targets. In the event of termination upon change of control or for reasons other than cause, or if Mr. Lammers resigns for good reason, as defined in the agreement, Mr. Lammers is eligible to receive his base salary for a period of six months.

Shirley E. Green.    Ms. Green is employed under an amended employment agreement with Nexstar Broadcasting Group, Inc. as Vice President, Finance. The term of the agreement ends on June 30, 2007 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Ms. Green’s current base salary is $100,000 through June 30, 2002, $150,000 for the year ended June 30, 2003, $155,000 for the year ended June 30, 2004, $160,000 for the year ended June 30, 2005, $165,000 for the year ended June 30, 2006 and $175,000 for the year ended June 30, 2007. In addition to her base salary, Ms. Green is eligible to earn a targeted annual bonus of $15,000 for the year ended June 30, 2002 and for each subsequent year through June 30, 2007 at the discretion of Nexstar’s Chief Executive Officer, based on Ms. Green’s attainment of goals set by Nexstar’s Chief Executive Officer. In the event of termination upon change of control or for reasons other than cause, or if Ms. Green resigns for good reason, as defined in the agreement, Ms. Green is eligible to receive her base salary for a period of six months.

Susana G. Willingham.    Ms. Willingham is employed under an employment agreement with Nexstar Broadcasting Group, Inc. as Vice President, Corporate News Director. The initial term of the agreement terminates on January 1, 2004 and automatically renews for successive one-year periods unless either party notifies the other of its intention not to renew the agreement. Under the agreement, Ms. Willingham’s base salary is $115,000 for the year ended December 31, 2001, $120,000 for the year ended December 31, 2002, and $125,000 for each successive year thereafter. In addition to her base salary, Ms. Willingham is eligible to earn an annual bonus, at the discretion of Nexstar’s Chief Executive Officer. In the event of termination upon change of control or for reasons other than cause, or if Ms. Willingham resigns for good reason, as defined in the agreement, Ms. Willingham is eligible to receive her base salary for a period of six months.

Richard Stolpe.    Mr. Stolpe is employed under an amended employment agreement with Nexstar Broadcasting Group, Inc. as Vice President, Corporate Chief Engineer. The term of the agreement ends on June 30, 2006 and automatically renews for successive one-year periods unless either party notifies the other of their intention not to renew the agreement. Under the agreement, Mr. Stolpe’s current base salary is $75,000 for the year ended June 30, 2002, $105,000 for the year ended June 30, 2003, $110,000 for the year ended June 30, 2004, $115,000 for the year ended June 30, 2005, $120,000 for the year ended June 30, 2006 and $125,000 for each year thereafter. In addition to his base salary, Mr. Stolpe is eligible to earn a targeted annual bonus of $15,000 at the discretion of Nexstar’s Chief Executive Officer, upon attainment of certain goals. In the event of termination upon change of control or for reasons other than cause, or if Mr. Stolpe resigns for good reason, as defined in the agreement, Mr. Stolpe is eligible to receive his base salary for a period of six months.

Compensation of Managers

Nexstar currently reimburses members of the board of managers for any reasonable out-of-pocket expenses incurred by them in connection with attendance at board and committee meetings.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The equity interests of Nexstar are 100% indirectly owned by Nexstar’s indirect parent company, Nexstar Broadcasting Group, L.L.C. David S. Smith owns 100% of the equity interests in the Mission Group.

The following table sets forth, as of December 31, 2001, information regarding the equity interests of Nexstar Broadcasting beneficially owned by (1) each equityholder who is known by Nexstar to beneficially own in excess of five percent of the outstanding equity interests of Nexstar Broadcasting, (2) each of Nexstar’s managers and directors, (3) each of Nexstar’s named executive officers, and (4) all of Nexstar’s executive officers, managers and directors as a group. Unless otherwise indicated below, (1) the persons and entities named in the table have sole voting and investment power with respect to all equity interests beneficially owned, subject to applicable community property laws and (2) the address of each of the individuals listed in the table is in care of Nexstar Broadcasting Group, L.L.C., 909 Lake Carolyn Parkway, Suite 1450, Irving, TX 75039.

Name and Address of Beneficial Owner	Number of Equity Interests Beneficially Owned	Percentage of Total Equity Interests Outstanding(1)
ABRY Broadcast Partners II, L.P.	3,274,787	49.4%
111 Huntington Ave., 30th Floor
Boston, MA 02199
ABRY Broadcast Partners III, L.P.(2)	2,091,132	31.5%
111 Huntington Ave., 30th Floor
Boston, MA 02199
BancAmerica Capital Investors I, L.P.(3)	613,264	9.2%
Nexstar Finance Holdings, L.L.C.(4)	—	—
Royce Yudkoff(5)(6)	5,365,919	80.9%
Perry A. Sook	432,626	6.5%
Shirley E. Green(7)	9,850	*
Richard Stolpe(8)	3,110	*
Susana G. Willingham(9)	3,110	*
Duane A. Lammers(10)	23,315	*
Jay M. Grossman(6)	—	—
Peni Garber(6)	—	—
All managers, directors and executive officers as a group (8 persons)	5,837,930	88.1%

*	Less than 1%
(1)	Nexstar Broadcasting has nine classes of equity interests outstanding. Each class of equity interest has been assigned a “point value.” The number of equity interests beneficially owned and the percentage of total equity interests outstanding indicated in this table are reported on a point basis.
(2)	Does not include 15,000 shares of Series BB preferred membership interests with an aggregate liquidation preference of $15,000,000. The Series BB preferred interests do not have a point value assigned to them.
(3)	The address of BancAmerica Capital Investors I, L.P. is 100 North Tryon Street, 25th Floor, Charlotte, NC 28255-0001. Does not include 40,000 shares of Series AA preferred membership interests with an aggregate liquidation preference of $40,000,000. The Series AA preferred interests do not have a point value assigned to them.
(4)	Nexstar Finance Holdings, L.L.C., an indirect subsidiary of Nexstar Broadcasting Group, L.L.C., is the sole manager of Nexstar Finance, L.L.C.
(5)	Mr. Yudkoff is the sole trustee of ABRY Holdings III, Co., which is the sole member of ABRY Holdings III LLC, which is the sole general partner of ABRY Equity Investors, L.P., the sole general partner of ABRY Broadcast Partners III, L.P. Mr. Yudkoff is also the trustee of ABRY Holdings Co., which is the sole member of ABRY Holdings LLC, which is the sole general partner of ABRY Capital, L.P., which is the sole general partner of ABRY Broadcast Partners II, L.P.
(6)	The address of Mr. Yudkoff, Mr. Grossman and Ms. Garber is the address of ABRY.
(7)	Includes 1,555, or 50%, of Ms. Green’s class C-2 equity interests, subject to forfeiture if Ms. Green’s employment is terminated prior to January 1, 2003, decreasing to 777.5, or 25%, if termination occurs between January 1, 2003 and January 1, 2004.
(8)	Includes 1,555, or 50%, of Mr. Stolpe’s class C-2 equity interests, subject to forfeiture if Mr. Stolpe’s employment is terminated prior to January 1, 2003, decreasing to 777.5, or 25%, if termination occurs between January 1, 2003 and January 1, 2004.
(9)	Includes 1,555, or 50%, of Ms. Willingham’s class C-2 equity interests, subject to forfeiture if Ms. Willingham’s employment is terminated prior to January 1, 2003, decreasing to 777.5, or 25%, if termination occurs between January 1, 2003 and January 1, 2004.
(10)	Includes 5,051, or 25%, of Mr. Lammers’ class C-1 equity interests, subject to forfeiture if Mr. Lammers’ employment is terminated prior to May 1, 2002; and 1,555, or 50%, of Mr. Lammers class C-2 equity interests, subject to forfeiture if Mr. Lammers’ employment is terminated prior to January 1, 2003, decreasing to 777.5, or 25%, if termination occurs between January 1, 2003 and January 1, 2004.

Item 13. Certain Relationships and Related Transactions

L.L.C. Agreement

ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P. Nexstar Equity Corp., Banc America Capital Investors I, L.P. and each of the members of Nexstar Broadcasting Group, L.L.C., including Perry Sook, Shirley Green, Duane Lammers, Susana Willingham and Richard Stolpe, are parties to a fifth amended and restated limited liability company agreement dated as of November 14, 2001, pursuant to which Nexstar Broadcasting Group, L.L.C. is organized. The agreement provides for capital contributions to be made by the members in exchange for membership interests, which are allocated at the discretion of ABRY Broadcast Partners II, L.P., as manager of Nexstar Broadcasting Group, L.L.C. As manager, ABRY Broadcast Partners II, L.P. exercises full control over all of the activities of Nexstar Broadcasting Group, L.L.C. and is reimbursed for all expenses incurred as manager. Nexstar Broadcasting Group, L.L.C. may be dissolved upon a vote by those members owning a majority of the outstanding class A interests.

Investor Rights Agreement

Nexstar Broadcasting Group, L.L.C., ABRY Broadcast Partners II, L.P., ABRY Broadcast Partners III, L.P., Nexstar Equity Corp. and each of the other members of Nexstar Broadcasting Group, L.L.C., including Perry Sook, Shirley Green, Duane Lammers, Susana Willingham and Richard Stolpe, are parties to a fourth amended and restated investor rights agreement, dated as of August 7, 2001. Pursuant to the investors agreement, the parties agreed to vote their equity interests in Nexstar Broadcasting Group to elect Mr. Sook to the board of directors. The investors agreement also contains (1) co-sale rights exercisable in the event of certain sales by ABRY Broadcast Partners II, L.P. and ABRY Broadcast Partners III, L.P., (2) restrictions on transfers of equity interests by all members and their permitted transferees, and (3) drag-along sale rights exercisable by the holders of a majority of the class A interests of Nexstar Broadcasting Group in the event of an approved sale of Nexstar Broadcasting Group. The voting, co-sale, drag-along and transfer restrictions will terminate upon the consummation of the first to occur of (a) a public offering within certain parameters that are set forth in the investors agreement, or (b) a sale of all of the equity securities or assets of Nexstar Broadcasting Group to independent third party.

ABRY Management and Consulting Services Agreement

Pursuant to a second amended and restated management and consulting services agreement between Nexstar Broadcasting Group, Inc. and ABRY Partners, LLC (as successor to ABRY Partners, Inc.), dated as of January 5,

1998, ABRY Partners, LLC was entitled to a management fee for certain financial and management consulting services provided to Nexstar Broadcasting Group, Inc., including in connection with any acquisitions or divestitures in which ABRY Partners, LLC had substantially assisted in the organization or structuring. Under the agreement, the management fee was based on the purchase price of any such acquisition or divestiture, as well as a certain amount per annum paid for each broadcast station owned or managed by Nexstar Broadcasting Group, L.L.C. or its subsidiaries. ABRY Partners, LLC was also reimbursed for any reasonable out-of-pocket expenses incurred. ABRY Partners, LLC terminated the agreement effective December 31, 2000.

Perry Sook Guaranty

Pursuant to an individual loan agreement dated January 5, 1998, Bank of America National Trust and Savings Association has established a loan facility under which Mr. Sook, Nexstar’s President and Chief Executive Officer, may borrow an aggregate amount of up to the maximum potential amount of $3.0 million. As of December 31, 2001, approximately $2.8 million in principal amount of loans were outstanding under that facility. The proceeds of those loans were used by Mr. Sook in part to invest in Nexstar Broadcasting Group, L.L.C. Nexstar has guaranteed the payment of up to $3.0 million in principal amount of those loans, pursuant to a continuing guaranty dated June 16, 2001.

Time Brokerage Agreement, Shared Services Agreements, and Joint Sales Agreement

Nexstar has agreements in place with entities that are part of the Mission Group in four markets: Erie, Pennsylvania, Wichita Falls, Texas, Wilkes Barre-Scranton, Pennsylvania and Joplin, Missouri.

Nexstar Broadcasting of Erie, L.L.C., a subsidiary of Nexstar, and Bastet Broadcasting, Inc. are parties to an amended time brokerage agreement dated as of July 31, 1998, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue.

Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”) and Nexstar Broadcasting of Wichita Falls, L.L.C., a subsidiary of Nexstar, are parties to a shared services agreement dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar Broadcasting of Wichita Falls L.L.C. agreed with Mission of Wichita Falls to share the costs of certain services that Nexstar’s station KFDX and Mission of Wichita Falls’ stations KJTL and KJBO-LP individually incurred. These shared services include news production, technical maintenance, and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by KFDX personnel, Mission of Wichita Falls pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

Mission of Wichita Falls and Nexstar Broadcasting of Wichita Falls, L.L.C. are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, called a joint sales agreement, Nexstar Broadcasting of Wichita Falls, L.L.C. purchases advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of Wichita Falls of $100,000 per month, subject to adjustment to assure that each payment equals Mission of Wichita Falls’s actual operating costs plus $10,000 per month.

Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., a subsidiary of Nexstar, and Bastet Broadcasting, Inc. are parties to a shared services agreement dated as of January 5, 1998, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of Nexstar’s shared services agreement with Mission of Wichita Falls and provides for the parties to share the costs of certain services that Nexstar’s station WBRE and Bastet’s station WYOU otherwise would separately incur.

Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”) and GOCOM Broadcasting of Joplin, L.L.C. are parties to a time brokerage agreement dated December 31, 2001 to provide services for KODE, the ABC affiliate in Joplin, MO. This agreement allows Mission of Joplin to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM. The time brokerage agreement will be terminated upon the closing of the acquisition or the termination of the purchase and sale agreement. The same parties entered into a purchase and sale agreement for Mission of Joplin to purchase substantially all the assets of KODE. The purchase price for the assets is $14.0 million and will be financed under the senior credit facility. Pursuant to the terms of the agreement, the Mission Group made a down payment of $6.0 million against the purchase price in 2001. The FCC has approved this transaction and the closing date of the acquisition was September 30, 2002. The time brokerage agreement was terminated upon the closing of the acquisition. Effective April 1, 2002 Mission of Joplin has entered into a shared services agreement with Nexstar whereby KSNF provides certain services to KODE.

The table below indicates the financial arrangements Nexstar has with each of the Mission Group stations

Station	Type of Agreement	1999 Consideration To Nexstar	2000 Consideration To Nexstar	2001 Consideration To Nexstar
WYOU	Shared Services Agreement	$3,300	$3,630	$3,993
KODE*	Shared Services Agreement	—	—	—

	Total	$3,300	$3,630	$3,993

*	The shared services agreement between Mission and Nexstar became effective April 1, 2002. The monthly payment is based on 90% of available cash flow (as defined in the agreement).

Station	Type of Agreement	1999 Consideration To Mission	2000 Consideration To Mission	2001 Consideration To Mission
KJTL/KJBO	Joint Sales/Shared Services Agreement	$1,628	$2,213	$1,880
WFXP	Time Brokerage Agreement	146	142	153

	Total	$1,774	$2,355	$2,033

Nexstar Broadcasting of Peoria, L.L.C. (“Nexstar of Peoria”) and WYZZ, Inc., a subsidiary of Sinclair Broadcast Group, Inc., entered into an outsourcing agreement. This agreement allows for Nexstar of Peoria to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in the Peoria-Bloomington, IL market. The parties will share in the combined broadcast cash flow generated by WYZZ and, Nexstar-owned, WMBD. The effective date of the agreement was December 1, 2001 and has an initial term of seven years.

Option Agreements

In consideration of Nexstar’s guarantee of indebtedness incurred by entities in the Mission Group, Nexstar also has options to purchase the assets of the Mission Group’s stations in Erie, Wichita Falls and Wilkes  Barre-Scranton (subject to prior FCC approval). In Erie, Bastet Broadcasting, Inc., David S. Smith, and Nexstar Broadcasting Group, L.L.C., Nexstar’s indirect parent, are parties to an option agreement dated as of November 30, 1998. In Wichita Falls, Mission Broadcasting of Wichita Falls, Inc., David S. Smith, and Nexstar Broadcasting of Wichita Falls, L.L.C., an indirect subsidiary of Nexstar, are parties to an option agreement dated as of June 1999. In Wilkes Barre-Scranton, Bastet Broadcasting, Inc., David S. Smith, and Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., an indirect subsidiary of Nexstar, are parties to an option agreement dated as of May 19, 1998. Under the terms of these option agreements, Nexstar may exercise its option upon written notice to the counterparty to the relevant option agreement. In each option agreement, as amended on October 18, 2002, the exercise price is the greater of (i) seven times the station’s cash flow during the prior twelve months (minus the station’s debt) and (ii) the station’s debt. The relevant Mission Group entity and/or David S. Smith may terminate each option agreement by written notice any time after the seventh anniversary date of the relevant option agreement.

Management Agreement

Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a compensation agreement. Under this agreement, the Mission Group pays David S. Smith up to $200,000 per year for certain management services.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)  Documents filed as part of this report:

(1)  Financial Statements.    The following financial statements of Nexstar Finance, L.L.C. have been included on pages F-1 through F-28 of this Annual Report on Form 10-K/A:

•	Report of Independent Accountants
•	Consolidated Balance Sheets at December 31, 2001 and December 31, 2000
•	Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2001, December 31, 2000 and December 31, 1999
•	Consolidated Statement of Changes in Member’s Interests for the years ended December 31, 2001, December 31, 2000 and December 31, 1999.
•	Consolidated Statements of Cash Flows for years ended December 31, 2001, December 31, 2000 and December 31, 1999
•	Notes to Consolidated Financial Statements

(3)  Exhibits.    The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K/A.

(b)  Reports on Form 8-K    Neither Nexstar Finance, L.L.C. nor Nexstar Finance Inc. filed reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR FINANCE, L.L.C.

/S/ PERRY A. SOOK

By: Perry A. Sook Its: President and Chief Executive Officer

/S/ G. ROBERT THOMPSON

By: G. Robert Thompson
Its: Chief Financial Officer

Dated: May 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 20, 2003.

Name	Title

/S/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director

/S/ G. ROBERT THOMPSON G. Robert Thompson	Chief Financial Officer

/S/ JAY M. GROSSMAN Jay M. Grossman	Director

/S/ ROYCE YUDKOFF Royce Yudkoff	Director

/S/ BLAKE BATTAGLIA Blake Battaglia	Director

/S/ PEGGY KOENIG Peggy Koenig	Director

/S/ ERIK BROOKS Erik Brooks	Director

Nexstar Finance Holdings, L.L.C.	Sole Member of Nexstar Finance, L.L.C.

/S/     PERRY A. SOOK

By:    Perry A. Sook

Its:     President, Chief Executive Officer and Director

/S/     G. ROBERT THOMPSON

By:    G. Robert Thompson

Its:     Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXSTAR FINANCE, INC.

/S/ PERRY A. SOOK

By: Perry A. Sook Its: President and Chief Executive Officer

/S/ G. ROBERT THOMPSON

By: G. Robert Thompson
Its: Chief Financial Officer

Dated: May 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 20, 2003.

Name	Title

/S/ PERRY A. SOOK Perry A. Sook	President, Chief Executive Officer and Director

/S/ G. ROBERT THOMPSON G. Robert Thompson	Chief Financial Officer

/S/ JAY M. GROSSMAN Jay M. Grossman	Director

/S/ ROYCE YUDKOFF Royce Yudkoff	Director

/S/ BLAKE BATTAGLIA Blake Battaglia	Director

/S/ PEGGY KOENIG Peggy Koenig	Director

/S/ ERIK BROOKS Erik Brooks	Director

I, Perry A. Sook, President and Chief Executive Officer of Nexstar Finance, L.L.C. and Nexstar Finance, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Nexstar Finance, L.L.C. and Nexstar Finance, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

By:	/s/ PERRY A. SOOK
Perry A. Sook President and Chief Executive Officer

I, G. Robert Thompson, Chief Financial Officer of Nexstar Finance, L.L.C. and Nexstar Finance, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Nexstar Finance, L.L.C. and Nexstar Finance, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

By:	/s/ G. ROBERT THOMPSON
G. Robert Thompson Chief Financial Officer

NEXSTAR FINANCE, L.L.C.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Member of Nexstar Finance, L.L.C.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of member’s interest and of cash flows present fairly, in all material respects, the financial position of Nexstar Finance, L.L.C., a wholly-owned indirect subsidiary of Nexstar Broadcasting Group, L.L.C., and its subsidiaries (the “Company”), at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As discussed in Note 10, the Company has restated its 1999, 2000 and 2001 financial statements to capitalize certain debt financing costs which were expensed as an extraordinary item in 1999.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2002, except as to Note 10, which is as of

September 20, 2002

As more fully discussed in Note 10 to the Consolidated Financial Statements, the Company is restating its consolidated financial statements. In conjunction with the refinancing of the Company’s senior credit facilities in June 1999, the Company expensed certain debt financing costs. The Company subsequently determined that a portion of those costs, specifically, those related to the revolving credit facility, should not have been expensed, but should have remained capitalized and subsequently amortized. As a result, the 1999, 2000, and 2001 financial statements have been restated.

In addition, the following Report on Form 10-K/A incorporates expanded disclosures on various matters including the disclosure of the financial position, results of operations and cash flows of Nexstar Finance, L.L.C., Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. on a consolidating basis (See Note 13).

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
	(Restated)	(Restated)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,802	$2,750
Accounts receivable, net of allowance for doubtful accounts of $490 and $415, respectively	25,442	23,274
Current portion of broadcast rights	10,062	10,866
Prepaid expenses and other current assets	993	530
Deferred tax assets	276	280
Taxes receivable	233	—

Total current assets	42,808	37,700
Property and equipment, net	57,383	55,344
Broadcast rights	3,685	4,180
Due from parent entities	2,782	494
Other noncurrent assets	8,240	76
Intangible assets, net	312,236	221,704

Total assets	$427,134	$319,498

LIABILITIES AND MEMBER’S INTEREST
Current liabilities:
Current portion of debt	$488	$11,125
Current portion of capital lease obligations	23	61
Current portion of broadcast rights payable	10,242	10,754
Accounts payable	3,732	4,264
Accrued expenses	3,986	2,795
Taxes payable	—	625
Interest payable	6,041	308
Deferred revenue	335	368
Due to Midwest Television, Inc.	—	2,256

Total current liabilities	24,847	32,556
Debt	283,342	242,347
Capital lease obligations	—	23
Broadcast rights payable	3,770	4,262
Deferred tax liabilities	6,892	7,621
Other liabilities	4,022	—

Total liabilities	322,873	286,809

Commitments and contingencies (Note 12)
Member’s interest:
Contributed capital	171,479	61,531
Accumulated deficit	(63,487)	(28,842)
Accumulated other comprehensive loss on derivative instruments	(3,731)	—

Total member’s interest	104,261	32,689

Total liabilities and member’s interest	$427,134	$319,498

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(Restated)	(Restated)	(Restated)
	(dollars in thousands)
Revenue (excluding trade and barter)	$114,474	$124,631	$91,058
Less: commissions	(15,420)	(17,546)	(12,569)

Net broadcast revenue (excluding trade and barter)	99,054	107,085	78,489
Trade and barter revenue	11,675	10,382	8,470

Total net revenue	110,729	117,467	86,959

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	31,332	29,269	23,760
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	28,180	28,790	23,645
Amortization of broadcast rights	17,344	16,905	13,580
Amortization of intangible assets	21,117	14,750	12,983
Depreciation	12,694	9,183	7,483

Total operating expenses	110,667	98,897	81,451

Income from operations	62	18,570	5,508
Interest expense, including amortization of debt financing costs	(33,966)	(20,170)	(16,389)
Interest income	316	309	261
Other expenses, net	(519)	(259)	(249)

Loss before income taxes	(34,107)	(1,550)	(10,869)
Income tax benefit (expense)	879	(1,091)	(654)

Loss before extraordinary loss from refinancing of credit facilities	(33,228)	(2,641)	(11,523)
Extraordinary loss from refinancing of credit facilities, net of tax (Note 8)	(1,417)	—	(1,441)

Net loss	$(34,645)	$(2,641)	$(12,964)

Other comprehensive loss:
Cumulative effect of change in accounting principle	$(241)	$—	$—
Change in market value of derivative instrument	(3,490)	—	—

Net loss and other comprehensive loss	$(38,376)	$(2,641)	$(12,964)

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENT OF CHANGES IN MEMBER’S INTEREST

For the Years Ended December 31, 2001, 2000 and 1999

	Contributed Capital	Accumulated Deficit	Other Comprehensive Loss	Total Member’s Interest
	(dollars in thousands)
Balance at December 31, 1999 (Restated)	$61,671	$(26,201)	$—	$35,470
Contributions	10	—	—	10
Distributions	(150)	—	—	(150)
Net loss (Restated)	—	(2,641)	—	(2,641)

Balance at December 31, 2000 (Restated)	61,531	(28,842)	—	32,689
Contributions	140,005	—	—	140,005
Distributions	(30,057)	—	—	(30,057)
Net loss (Restated)	—	(34,645)	—	(34,645)
Cumulative effect of change in accounting principle	—	—	(241)	(241)
Change in market value of derivative instrument	—	—	(3,490)	(3,490)

Balance at December 31, 2001 (Restated)	$171,479	$(63,487)	$(3,731)	$104,261

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(Restated)	(Restated)	(Restated)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(34,645)	$(2,641)	$(12,964)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(651)	(556)	(371)
Depreciation of property and equipment	12,694	9,183	7,483
Amortization of intangible assets	21,117	14,750	12,983
Amortization of debt financing costs	2,244	303	262
Amortization of broadcast rights, excluding barter	8,328	8,356	7,205
Payments for broadcast rights	(8,001)	(8,426)	(6,916)
Loss on asset disposal, net	330	259	249
Loss from refinancing of credit facilities, net of tax	1,417	—	1,441
Amortization of debt discount	478	—	—
Effect of accounting for derivative instruments	290	—	—
Changes in assets and liabilities:
Increase in accounts receivable and due from parent entities	(4,456)	(1,574)	(9,390)
(Increase) decrease in prepaid expenses and other current assets	(463)	(77)	315
Increase in taxes receivable	(233)	—	—
(Increase) decrease in other noncurrent assets	(573)	50	94
Increase in accounts payable and accrued expenses	659	94	3,220
Increase (decrease) in taxes payable	(625)	541	(251)
Increase (decrease) in interest payable	5,733	(2,091)	2,399
Increase (decrease) in deferred revenue	(33)	199	(122)
Increase (decrease) in due to Midwest Television, Inc.	(2,256)	(1,815)	4,070

Net cash provided by operating activities	1,354	16,555	9,707

Cash flows from investing activities:
Additions to property and equipment, net	(5,701)	(5,693)	(6,627)
Proceeds from sale of assets	111	98	6
Acquisition of broadcast properties and related transaction costs	(108,525)	(45,287)	(82,379)
Downpayment on acquisition of station	(6,000)	—	—

Net cash used for investing activities	(120,115)	(50,882)	(89,000)

Cash flows from financing activities:
Proceeds from debt issuance	580,094	—	160,872
Repayment of loans	(576,365)	(13,544)	(128,399)
Proceeds from revolver draws	24,500	63,500	30,357
Payments for debt finance costs	(16,364)	(1,206)	—
Note payable to related party	—	(14,522)	14,522
Capital contributions	140,005	10	3,023
Distributions	(30,057)	(150)	(57)

Net cash provided by financing activities	121,813	34,088	80,318

Net increase (decrease) in cash and cash equivalents	3,052	(239)	1,025
Cash and cash equivalents at beginning of year	2,750	2,989	1,964

Cash and cash equivalents at end of year	$5,802	$2,750	$2,989

Supplemental schedule of noncash activities:
Cash paid for interest, net	$26,276	$21,610	$13,292

Cash paid for taxes, net	$658	$1,070	$1,110

The accompanying notes are an integral part of these consolidated financial statements.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business Operations

Nexstar Finance, L.L.C. (“Nexstar”) owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations and four CBS-affiliated television stations in the United States of America. Nexstar has an outsourcing agreement to provide services for a Fox affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various local service agreements, Nexstar (i) programs one Fox-affiliated television station under a Time Brokerage Agreement (“TBA”) and has a Shared Services Agreement (“SSA”) with a CBS-affiliated television station and (ii) has an SSA and a Joint Sales Agreement (“JSA”) with a Fox-affiliated television station and a low-power UPN-affiliated television station. Additionally, Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”) provides most of the programming to an ABC-affiliated television station under a TBA and intends to purchase the underlying licenses and assets in September 2002 (Note 4). The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

Nexstar was organized as a limited liability company (“L.L.C.”) on December 5, 2000 in the State of Delaware under a plan of reorganization for the purpose of executing various financing transactions. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of member’s interest.

Nexstar is a wholly-owned subsidiary of Nexstar Finance Holdings, L.L.C. (“Nexstar Holdings”), which was organized as an L.L.C. on December 5, 2000 in the State of Delaware to execute the financing transactions referenced above. On August 6, 2001, Nexstar Holdings was renamed Nexstar Finance Holdings II, L.L.C. (“Nexstar II”) under a plan of reorganization. A separate entity, subsequently renamed Nexstar Finance Holdings, L.L.C., was created and is now the direct parent of Nexstar. Nexstar, Nexstar Holdings and Nexstar II are wholly-owned, indirect subsidiaries of Nexstar Broadcasting Group, L.L.C. (“Nexstar Broadcasting”) which was organized as an L.L.C. on December 12, 1996 in the State of Delaware. Nexstar Broadcasting commenced operations on April 15, 1997.

Television broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

Nexstar is highly leveraged, which makes it vulnerable to changes in general economic conditions. Nexstar’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of Nexstar. Nexstar believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities should result in Nexstar having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Nexstar, its wholly-owned subsidiaries and independently-owned Bastet Broadcasting, Inc. (“Bastet”), Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”) and its subsidiary (collectively, the “Company”). Bastet and Mission of Wichita Falls

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

(collectively, the “Mission Group”) are separate entities 100% owned by an independent third party. Collectively, these entities own and operate the following television stations: WYOU, WFXP, KJTL and KJBO-LP. Additionally, through a TBA, Mission of Joplin, a subsidiary of Mission of Wichita Falls, provides most of the programming and administrative services for KODE pending the purchase of the assets in September 2002. Nexstar does not own the Mission Group television stations; however, under U.S. GAAP, Nexstar is deemed to have a controlling financial interest in them due to Nexstar Finance’s guarantee of the Mission Group’s debt and the service and purchase option agreements described below. In order for both Nexstar and the Mission Group to continue to comply with FCC regulations, the Mission Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of the stations, except KODE (Note 4). Nexstar has a TBA with WFXP, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. Nexstar has an SSA with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from the Mission Group as described in the SSAs. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the SSAs with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a JSA, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to the Mission Group. Nexstar has an SSA with each of WYOU and KODE, which have terms substantially similar to the terms of the SSAs with KJTL and KJBO-LP. Nexstar’s ability to receive cash from the Mission Group is governed by the agreements described above.

In addition to providing certain services to the television stations, Nexstar is also the guarantor of the Mission Group’s debt (Note 8). The Mission Group is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar (Note 8).

In connection with its proposed initial public offering, Nexstar Broadcasting Group, Inc. requested the FCC to review and reconfirm compliance with the FCC’s rules and published policies of Nexstar’s local service agreements with the Mission Group and the purchase options granted by the owner of the Mission Group. As a result of its review, the FCC requested certain revisions to the purchase options. Under the revised purchase options, the owner of the Mission Group has granted to Nexstar a purchase option on each Mission Group television station to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness, as defined in the option agreement or (ii) its indebtedness. Broadcast cash flow is defined as income (loss) from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, non-recurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of the Mission Group.

As a result of the service arrangements, the debt guarantees and the option agreements with the Mission Group, Nexstar is deemed to have a controlling financial interest in the Mission Group under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and the Mission Group to continue to comply with FCC regulations, the Mission Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. As a result of Nexstar’s controlling financial interest in the Mission Group under U.S. GAAP, Nexstar consolidates the

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

financial position, results of operations and cash flows of the Mission Group stations with Nexstar as if it were a wholly-owned entity of Nexstar in order to provide a more meaningful presentation of Nexstar’s performance. Because the Mission Group has a net asset deficit and because there is no binding obligation on the owner of the Mission Group to make capital contributions to cover the deficit, Nexstar recognizes 100% of the Mission Group’s losses.

All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, all dollars are in thousands.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, the recoverability of broadcast program rights and the useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments in debt securities purchased with an original maturity of ninety days or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash investments and accounts receivable. The Company invests primarily in high quality debt securities with original maturities of ninety days or less. Accordingly, these investments are subject to minimal credit and market risk. The Company maintained cash in excess of federally insured deposits at financial institutions on December 31, 2001, 2000 and 1999. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. A significant portion of the Company’s accounts receivable are due from local and national advertising agencies. Such accounts are generally unsecured. The Company has not experienced significant losses related to receivables from individual customers or by geographical area. Additionally, the Company maintains reserves for potential credit losses.

Revenue Recognition

Advertising revenues, which include network compensation, are recognized in the period during which the time spots are aired. Revenues from other sources, which may include income from production and other similar activities from time to time, are recognized in the period during which the goods or services are provided.

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. The Company recorded $2.7 million, $1.8 million and $2.1 million of trade revenue for the years ended December 31, 2001, 2000 and 1999.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

Broadcast Rights and Broadcast Rights Payable, Cash and Barter

Broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following criteria are met 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) when the programming is available for use. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year.

The Company barters advertising time for certain program material. These transactions except those involving exchange of advertising time for network programming are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $9.0 million, $8.5 million and $6.4 million of barter revenue for the years ended December 31, 2001, 2000 and 1999, respectively, and trade and barter expenses of $11.7 million, $10.2 million and $8.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Property and Equipment

Property and equipment is stated at cost or estimated fair value for purchase business combinations and trade transactions at the date of acquisition. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 39 years.

Intangible Assets

Intangible assets represent the estimated fair value of both identifiable intangible assets and goodwill resulting from the acquisitions by the Company (Note 3). Identifiable intangible assets include FCC licenses, network affiliation agreements and commercial advertising contracts and are being amortized on a straight-line basis over periods ranging from 1 to 15 years. Goodwill is the excess of the purchase price over the fair market value of the net assets acquired and is amortized over 40 years using the straight-line method.

Long-Lived Assets

The Company evaluates the recoverability of its tangible and intangible assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the fair value of the asset, the carrying value would be reduced to its fair value, which is measured as the present value of its expected future cash flows and an impairment loss would be recognized. The Company did not recognize any impairment loss for the years ended December 31, 2001, 2000 and 1999.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt utilizing the effective interest method.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which established new guidelines for accounting and reporting for derivative instruments and hedging activities. Subsequently, SFAS No. 133 was amended by the issuance of SFAS No. 137 and SFAS No. 138. These amendments modify the provisions and effective date of SFAS No. 133. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001.

The Company uses derivative financial instruments to reduce its cash flow exposure to fluctuations in interest rates on its variable rate debt or to hedge fair value changes attributable to changes in the benchmark interest rate on its fixed rate debt. All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The gains and losses on derivative instruments that are reported in other comprehensive income are reclassified into earnings in the periods in which earnings are affected by movements in the variable rates on the debt agreements. The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair value of hedged items. No components of derivative instruments’ gains or losses are excluded from the assessment of hedge effectiveness. The Company assesses hedge effectiveness on a quarterly basis and records the derivative gain or loss related to the ineffective portion of the derivative to current earnings. The ineffectiveness reported in current earnings during the year ended December 31, 2001 was immaterial. If the Company determines that the forecasted cash flows of the hedged item are no longer probable of occurring, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and any unrealized gain or loss on the derivative contract related to the affected portion of the forecasted transaction is recognized in current earnings.

The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. At the time of adoption, the Company recorded approximately a $0.2 million liability to reflect the fair value of the interest rate swap agreements in effect at the time of adoption in which the Company paid a fixed rate and received a variable rate. The agreements were designated as a hedge of the variable cash flow exposure on the Company’s variable rate debt. Correspondingly, the Company recorded a cumulative-effect adjustment of approximately $0.2 million in accumulated other comprehensive loss in accordance with the transition provisions of SFAS No. 133. Of the $0.2 million recorded in accumulated other comprehensive loss, all of it was reclassified into earnings for the year ended December 31, 2001. Of the $3.7 million net deriative losses recorded in accumulated other comprehensive loss at December 31, 2001, all of it is expected to be reclassified into earnings within the next 12 months pursuant to the Company’s hedge of its variable rate debt.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the display of comprehensive income or loss and its components as part of the Company’s full set of financial statements. Comprehensive income or loss is comprised of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

Prior to January 1, 2001, the Company did not have any transactions that qualified as comprehensive income or loss. Upon adoption of SFAS No. 133, on January 1, 2001, the Company recorded other comprehensive loss of $0.2 million to recognize the fair value of all derivatives that were designated as cash flow hedging instruments of the Company’s variable rate debt. As of December 31, 2001, the cumulative net unrealized losses recorded in other comprehensive loss were $3.7 million.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $0.8 million, $1.4 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The fair value of derivative financial instruments is obtained from financial institution quotes. The interest rates on the Company’s term loan and revolving credit facility are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s term loan and revolving credit facility approximates fair value. See Note 8 for fair value of fixed rate debt.

Accounting for Income Taxes

Nexstar is an L.L.C. that is treated as a partnership for income tax purposes. No provision for income taxes is required by Nexstar as its income and expenses are taxable to or deductible by its members. Bastet, Mission of Wichita Falls and Mission of Joplin and certain wholly-owned corporate subsidiaries of Nexstar are subject to income taxes and account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including FCC licenses. The amortization of existing goodwill and FCC licenses will cease on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill and FCC licenses; however, the Company will be required to test its goodwill and FCC licenses for impairment under the new standard during 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The Company is currently in the process of assessing the impact of SFAS No. 142, including how it will measure impairment for goodwill and FCC licenses, however it has not yet had sufficient time to complete such evaluation. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $2.8 million and incurred amortization expense related to its broadcast licenses of $5.2 million. As a result of implementing SFAS No. 142, the Company’s net income will not be impacted by amortization expense related to goodwill or FCC licenses.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion (“APB”) No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its financial statements.

3.    Acquisitions

During 2001, 2000, and 1999, the Company made the acquisitions set forth below, each of which has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The consolidated financial statements include the operating results of each business from the date of acquisition.

WCIA/WCFN and WMBD

On January 12, 2001, Nexstar acquired substantially all of the assets of WCIA/WCFN and WMBD from Midwest Television, Inc. (“Midwest”) for approximately $108.0 million, exclusive of transaction costs. Included in the purchase price was $0.5 million, which was paid directly to the owner of Midwest for the building that houses WCIA. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the consideration paid over the estimated fair value of the tangible and identifiable intangible assets acquired approximated $36.6 million and is being amortized using the straight-line method over 40 years. TBA fees in the amount of $2.25 million were paid to Midwest at the time of closing.

KTAL

On November 1, 2000, Nexstar acquired substantially all of the assets of KTAL from KCMC, Inc. for approximately $35.3 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets approximated $4.3 million and is being amortized using the straight-line method over 40 years.

KMID

On September 21, 2000, Nexstar acquired substantially all of the assets of KMID from GOCOM Holdings, LLC for approximately $10.0 million, exclusive of transaction costs. The consideration paid approximated the estimated fair market value of the tangible net assets and identifiable intangible assets acquired. As such, no goodwill has been recorded.

WROC

In 1999, Nexstar acquired substantially all of the assets of WROC from STC Broadcasting, Inc. for approximately $46.0 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets acquired approximated $1.2 million and is being amortized using the straight-line method over 40 years.

KTAB

In 1999, Nexstar acquired substantially all of the assets of KTAB from Shooting Star Broadcasting, LP for approximately $17.3 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets acquired approximated $4.6 million and is being amortized using the straight-line method over 40 years.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions—(Continued)

KJTL and KJBO—LP

On June 1, 1999, Mission acquired substantially all of the assets of KJTL and KJBO—LP from Wicks Broadcast Group, LP for approximately $15.5 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets acquired approximated $3.9 million and is being amortized using the straight-line method over 40 years.

The selected unaudited pro forma consolidated information for the years ended December 31, 2001, 2000 and 1999, determined as if the acquisitions described above occurred on January 1 of each year, would have resulted in the following:

	Year Ended December 31, 2001(1)		Year Ended December 31, 2000		Year Ended December 31, 1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net broadcast revenue (excluding trade and barter)	$99,054	$99,054	$107,085	$114,262	$78,489	$94,471
Total net revenue	110,729	110,729	117,467	124,743	86,959	103,874
Income from operations	62	62	18,570	19,207	5,508	6,542
Net loss	$(34,645)	$(34,645)	$(2,641)	$(8,614)	$(12,964)	$(21,075)

(1)	The year ended December 31, 2001 pro forma amounts do not include the results of Midwest for the twelve days prior to acquisition on January 12, 2001 because the amounts are de minimis. As a result, the Midwest acquisition has no pro forma effect in the table set forth above.

This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

4.    Time Brokerage and Outsourcing Agreements

In 2001, 2000 and 1999, the Company had the following arrangements:

KODE

On December 31, 2001 Mission of Joplin entered into and commenced operations under a TBA with a subsidiary of GOCOM Holdings, L.L.C., current owner of KODE. In September 2002, Mission of Joplin will purchase substantially all of the assets of the station for $14.0 million. Pursuant to the terms of the agreement, Mission of Joplin has made a down payment of $6.0 million against the purchase price, which is included in other noncurrent assets on the balance sheet. Mission of Joplin will make TBA payments of $0.04 million per month to GOCOM Holdings, L.L.C. through September 2002. The results of those operations have been included in the accompanying financial statements.

WYZZ

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. to provide certain engineering, production, sales and administrative services for WYZZ, a Fox affiliate in Peoria, IL. The parties will share the combined broadcast cash flow generated by WYZZ and WMBD. The agreement is non-cancelable until May 2003 and expires in December 2008.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Time Brokerage and Outsourcing Agreements—(Continued)

KMID

In 2000, Nexstar entered into a TBA with a subsidiary of GOCOM Holdings, L.L.C. to program KMID. Under the TBA Nexstar paid fees to the previous owner until the acquisition was completed. Fees of $0.06 million were paid during the TBA period.

KTAB

In 1999, Nexstar entered into a TBA with Shooting Star Broadcasting, LP to program KTAB. Under the TBA, Nexstar accrued fees to the previous owner until the acquisition was completed. Fees of $0.2 million were paid on the acquisition date.

WROC

In 1999, Nexstar entered into a TBA with STC Broadcasting, Inc. to program WROC. Under the TBA, Nexstar paid fees to the previous owner until the acquisition was completed. Fees of $0.2 million were paid during the TBA period.

WCIA/WCFN and WMBD

In 1999, Nexstar entered into a TBA with Midwest Television, Inc. (“Midwest”) to program WCIA/WCFN and WMBD. On January 12, 2001, Nexstar purchased the assets of the stations for approximately $108.0 million at which time the TBA terminated. A TBA fee of $2.25 million was paid at closing. Nexstar accrued the fee over the term of the agreement at a rate of $0.1 million per month.

5.    Related Party Transactions

Guaranty—Chief Executive Officer

Pursuant to a continuing guaranty agreement dated June 16, 2001 with Nexstar’s primary lender, Nexstar has entered into an agreement to guarantee up to a $3.0 million nonrevolving line of credit to its President and Chief Executive Officer to enable him, among other uses, to purchase equity units of Nexstar. The line of credit is full-recourse to the officer. However, if the officer does not repay some or all of the loan then Nexstar may be required to pay up to the maximum potential amount of $3.0 million. As of December 31, 2001, approximately $2.8 million in principal amount of loans were outstanding and is due on December 31, 2004.

Management Services Agreement

The Company paid management and consulting fees to ABRY Partners LLC (“ABRY”). For the years ended December 31, 2000 and 1999, the Company incurred $0.3 million and $0.3 million, respectively, of management and consulting fees which are included in selling, general and administrative expenses. Effective December 31, 2000 ABRY terminated its management services agreement with the Company.

Bridge Loan

The Company received a bridge loan by one of the ABRY partnerships in conjunction with the Company’s acquisition of WROC in 1999. The principal amount of $14.5 million and accrued interest thereon, was due on May 31, 2000. The outstanding amount was paid in full on May 12, 2000. Interest accrued annually at a rate of 9.0%. The Company recorded $0.5 million and $0.8 million of interest expense for the years ended December 31, 2000 and 1999, respectively.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Property and Equipment

	Estimated useful life (years)	December 31,
		2001	2000
Buildings and building improvements	39	$15,841	$13,298
Land and land improvements	N/A-39	2,738	2,750
Leasehold improvements	term of lease	1,523	1,212
Studio equipment	5-7	33,181	32,245
Transmission equipment	5-15	27,800	20,128
Office equipment and furniture	5-7	5,122	3,833
Vehicles	5	4,241	3,281
Construction in progress	N/A	724	308

		91,170	77,055
Less: accumulated depreciation		(33,787)	(21,711)

Property and equipment, net of accumulated depreciation		$57,383	$55,344

7.    Intangible Assets

	Estimated useful life (years)	December 31,
		2001	2000
		(Restated)	(Restated)
Goodwill	40	$99,097	$66,448
Network affiliation agreements	15	171,957	129,639
FCC licenses	15	77,113	57,019
Debt financing costs	term of debt	16,359	2,400
Other intangibles	1-15	7,104	5,788

		371,630	261,294
Less: accumulated amortization		(59,394)	(39,590)

Intangible assets, net of accumulated amortization		$312,236	$221,704

8.    Debt

Long-term debt consists of the following:

	December 31,
	2001	2000
Term loan	$82,000	$119,500
Revolving credit facility	46,143	133,972
12% Senior subordinated notes due 2008, net of discount	154,097	—
SFAS No. 133 hedge accounting adjustment	1,590	—

	283,830	253,472
Less: current portion	(488)	(11,125)

	$283,342	$242,347

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt—(Continued)

The Nexstar Senior Secured Credit Facilities

On January 12, 2001, Nexstar entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the “Nexstar revolver”) in the amount of $122.0 million and a term loan facility (the “Nexstar term loan”) in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facilities were subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective for the period ended September 30, 2001 and future periods because Nexstar was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001 and Nexstar anticipated non-compliance in future periods. The amendment also reduced the revolving facility to $42.0 million. Prepayments were made under the Term A facility, which effectively reduced the commitment to $32.0 million. Interest rates associated with the Nexstar revolver and term loans are based, at the option of Nexstar, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.65% to 6.64% at December 31, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar is required to pay quarterly commitment fees based on the Company’s leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar term loans are subject to scheduled mandatory repayments beginning in 2002 and the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. Any excess amount outstanding at the time of a mandatory reduction is payable at that time. The borrowings under the Nexstar senior secured credit facilities are guaranteed, jointly and severally, by Nexstar, the Mission Group, and by each existing and subsequently acquired or organized subsidiary of Nexstar.

The Bastet/Mission Senior Secured Credit Facility

On January 12, 2001, Bastet and Mission of Wichita Falls, Inc. entered into a credit agreement (the “Bastet/Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to Bastet and Mission of Wichita Falls not to exceed the aggregate commitment of $43.0 million.

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission of Joplin as a borrower. Bastet and both Missions are jointly and severally liable for the outstanding amount of the loan. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of default. Interest rates associated with the Bastet/Mission credit facility are based, at the option of Bastet and both Missions, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.40% to 5.60% at December 31, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Bastet or either Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Bastet and both Missions are required to pay quarterly commitment fees based on the Company’s leverage ratio for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facilities approximates carrying value.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt—(Continued)

On June 1, 1999, the existing Nexstar credit agreements were amended and restated to include a term loan for an aggregate maximum amount of $125.0 million, a revolving credit facility of $80.0 million and an available incremental revolving credit facility not to exceed $75.0 million. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility described above.

On June 1, 1999, the Bastet and Mission of Wichita Falls existing credit facility was amended to increase the aggregate maximum amount to $45.0 million and to include Mission as a co-borrower. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility described above.

Senior Subordinated Notes

On March 16, 2001, Nexstar issued $160.0 million of 12.0% senior subordinated notes at a price of 96.012%. The senior subordinated notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The senior subordinated notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar and the Mission Group entities. They are general unsecured senior subordinated obligations subordinated to all of the Company’s senior debt. The senior subordinated notes are redeemable by Nexstar on or after April 1, 2005, at declining premiums, and Nexstar may redeem, at a premium, up to 35.0% of the aggregate principal amount of the senior subordinated notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The senior subordinated notes are not redeemable by either the issuer or the senior subordinated note holder between April 1, 2004 and March 31, 2005.

The proceeds of the offering were used to partially refinance existing indebtedness of the Company and fund working capital needs.

Registration

In September 2001 the notes were registered under the Securities Act of 1933 pursuant to a registration rights agreement.

Fair Value

The fair value of the Company’s fixed rate debt is estimated based on quoted market prices for the same or similar issue, or on the current rates offered to the Company for debt of the same remaining maturities. The carrying amounts and fair value of fixed rate debt were as follows:

December 31, 2001
Carrying amount	$154,097
Fair value	161,600

At December 31, 2001, scheduled maturities of the Company’s debt (undiscounted) are summarized as follows:

2002	$ 488
2003	2,567
2004	3,845
2005	5,337
2006	6,402
Thereafter	269,504

$288,143

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Debt—(Continued)

Debt Covenants

The bank debt agreements and notes contain covenants which require the Company to comply with certain financial ratios, capital expenditure and cash film payments and other limits. Covenants are formally calculated quarterly and are prepared on a consolidated basis. The Company was in compliance with all covenants at December 31, 2001, 2000 and 1999.

Debt Financing Costs

In conjunction with the refinancing of the credit facilities in 1999 and 2001, the Company expensed $1.4 million, respectively, for the year ended December 31, 1999 and 2001, related to certain debt financing costs. The amount, net of tax benefit, has been presented as an extraordinary item.

Interest Rate Swap Agreements

At December 31, 2001, the Company had in effect two interest rate swap agreements to pay fixed interest rates and receive variable interest rates as required by its credit facility agreements, with notional amounts of $93.3 million and $20.0 million, respectively, and one swap agreement to pay a variable rate and receive a fixed rate with a notional amount of $60.0 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of the Company’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The remaining agreements are designated as hedges of either the variability of cash flows on variable rate debt or the fair value change of the fixed rate debt attributable to changes in the benchmark interest rate. The differential to be paid or received on the swaps is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreements representing the cash the Company would pay to settle the agreements was approximately $2.4 million and $0.2 million at December 31, 2001 and December 31, 2000, respectively.

Note Payable

A note payable for $4.5 million was issued by the Company as part of the consideration for the acquisition of KFDX-TV, KBTV-TV and KSNF-TV from US Broadcast Group, LLC in 1998. The noninterest-bearing note required payments of $1.0 million and $2.5 million on December 31, 2000 and 1999, respectively. The unamortized discount was calculated using an interest rate of 7.5%, which approximated the Company’s incremental borrowing rate for similar debt at the time of acquisition. The amount remaining outstanding was paid in full on December 31, 2000.

9.    Member’s Interest

The Company is 100% owned and controlled by one member, Nexstar Holdings (Note 1).

On January 12, 2001, Nexstar received $105.0 million in capital contributions from Nexstar II, (known then as Nexstar Finance Holdings, L.L.C.). On March 16, 2001, concurrent with the funding from the notes, $30.0 million was distributed back to Nexstar II. On August 7, 2001 and November 14, 2001, Nexstar received $20.0 million and $15.0 million, respectively, in capital contributions from Nexstar Holdings, the proceeds of which were used to reduce bank debt.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Effects of Restatement

In June 1999, in conjunction with the refinancing of its senior credit facility, the Company expensed certain debt financing costs as an extraordinary item, net of tax benefit. See Note 8 for further description of the refinancing. Management subsequently determined that a portion of those costs, specifically, those related to the revolving credit facility, should not have been expensed as an extraordinary item, but should have remained capitalized and subsequently amortized. As a result, the Company has restated its 1999 financial statements to reverse the extraordinary item, properly state amortization of debt financing costs (included in interest expense), and reverse the related tax effect. The financial statements as of December 31, 2000 and 2001 have also been restated to reflect the carryover effect of the change.

	Deferred Tax Liability	Intangible Assets, Net	Interest Expense, Including Amortization of Debt Financing Costs	Income Tax Benefit (Expense)	Extraordinary Loss from Refinancing of Credit Facilities, Net of Tax	Net Loss
Balance at December 31, 1999
As previously reported			$(16,282)	$(658)	$(2,829)	$(14,249)
Adjustment to extraordinary loss from refinancing of credit facilities and interest expense, including amortization of debt financing costs			(107)	4	1,388	1,285

As revised			$(16,389)	$(654)	$(1,441)	$(12,964)

Balance at December 31, 2000
As previously reported	$(7,563)	$220,480	$(20,045)	$(1,098)		$(2,523)
Adjustments to extraordinary loss from refinancing of credit facilities and interest expense, including amortization of debt financing costs		1,224	(125)	7		(118)
Adjustment to deferred tax liability	(58)

As revised	$(7,621)	$221,704	$(20,170)	$(1,091)		$(2,641)

Balance at December 31, 2001
As previously reported		$312,246	$(33,945)		$(263)	$(33,470)
Adjustment to extraordinary loss from refinancing of credit facilities and interest expense, including amortization of debt financing costs		(10)	(21)		(1,154)	(1,175)

As revised		$312,236	$(33,966)		$(1,417)	$(34,645)

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes

The provision for income taxes charged to continuing operations was as follows at December 31:

	2001	2000	1999
		(Restated)	(Restated)
Current tax (expense) benefit:
Federal	$307	$(1,131)	$(662)
State	(95)	(514)	(158)

	212	(1,645)	(820)

Deferred tax (expense) benefit:
Federal	539	452	511
State	128	102	(345)

	667	554	166

Net tax (expense) benefit	$879	$(1,091)	$(654)

The Company recognized a current tax benefit for the year ended December 31, 2001 as a result of a tax loss generated by a certain wholly-owned corporate entity which will be carried back to prior years to create current refunds. This wholly-owned corporate entity is a separate taxable entity, which has historically been profitable for tax purposes and projects profitability for tax purposes in future periods. This entity is primarily responsible for the current tax expense reported in all other years. A portion of the deferred tax benefit represents a reduction of the deferred tax liability primarily on this entity.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate for the years ended December 31 with the differences summarized below:

	2001	2000	1999
		(Restated)	(Restated)
Tax benefit at statutory rates	$11,937	$543	$3,804
Change in valuation allowance	(1,947)	(1,320)	(1,312)
Income earned by a partnership not subject to corporate income tax	(9,216)	(62)	(2,816)
State and local taxes, net of federal benefit	348	(20)	(125)
Other, net	(243)	(232)	(205)

Net tax (expense) benefit	$879	$(1,091)	$(654)

The components of the net deferred tax liability are as follows at December 31:

	2001	2000	1999
		(Restated)	(Restated)
Net operating loss carryforwards	$(5,341)	$(3,818)	$(2,307)
Property and equipment	1,966	2,243	2,327
Intangible assets	4,570	5,614	5,904
Other	(129)	(130)	(141)
Valuation allowance	5,550	3,432	2,112

Net deferred tax liability	$6,616	$7,341	$7,895

At December 31, 2001, the Company has federal and state net operating loss carryforwards available of approximately $12.6 million and $15.7 million, respectively, to reduce future taxable income. These net operating losses begin to expire in 2008 if not utilized.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Income Taxes—(Continued)

The Company has provided a valuation allowance for certain deferred tax assets. The allowance relates to the generation of net operating losses and other deferred tax assets of certain corporate subsidiaries, the benefit of which may not be realized.

A corporation that undergoes a “change of ownership” pursuant to section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. An ownership change occurred with regard to one subsidiary on April 15, 1997. The amount of the net operating loss at December 31, 2001 associated with that subsidiary was approximately $1.1 million. The annual limitation on the use of the net operating loss is approximately $0.5 million. The Company estimates the limitation on the net operating loss will not have a material adverse impact on the Company’s financial position or results of operation. No assurance can be given that an ownership change will not occur as a result of other transactions entered into by the Company, or by certain other parties over which the Company has no control. If a “change in ownership” for income tax purposes occurs, the Company’s ability to use “pre-change losses” could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 2001, could have a material adverse impact on the Company’s financial position or results of operations.

12.    Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2001:

2002	$3,800
2003	4,472
2004	2,513
2005	885
Thereafter	—

Future minimum payments for unavailable cash broadcast rights	$11,670

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Digital Conversion

FCC regulations require the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operations, unless an extension of time is granted. The Company received extensions of time, through December 1, 2002, to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. Nexstar and the Mission Group have received further extensions of time for the seven Nexstar-owned stations and three Mission Group-owned stations, which did not meet the December 1, 2002 deadline, until May 1, 2003. The digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Except for the capital invested in WCFN to make it a full-power broadcasting station, there were no expenditures for digital conversion in 2001. The Company anticipates that digital expenditures will be funded through available cash on hand and cash generated from operations.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Commitments and Contingencies—(Continued)

Operating and Capital Leases

The Company leases office space, vehicles, antennae sites, studio and other operating equipment under noncancelable capital and operating lease arrangements expiring through 2007. Charges to operations for such leases aggregated $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under these leases are as follows at December 31, 2001:

	Capital lease obligations	Operating lease obligations
2002	$23	$441
2003	—	426
2004	—	354
2005	—	213
2006	—	207
Thereafter	—	448

	$23	$2,089

Less: amount representing interest	1

Present value of minimum lease payments	$22

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

13.    Condensed Consolidating Financial Information

As a result of the service agreements, options and debt guarantees between Nexstar and the Mission Group, as described in Note 2, Note 4 and Note 8, the financial position, results of operations and cash flows of Nexstar and the Mission Group are consolidated. The notes and borrowings under amounts drawn against the senior secured credit facilities are guaranteed on a joint and several, full and unconditional basis, by Nexstar, its wholly-owned subsidiaries and the Mission Group (Note 8). Nexstar has no independent assets or operations. All of its subsidiaries are wholly-owned by Nexstar and are guarantors of Nexstar’s debt. Therefore, Nexstar has included consolidated information with respect to its subsidiaries in the column entitled “Nexstar.”

The following 2001, 2000 and 1999 condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar, Bastet, Mission as well as the consolidating amounts needed to arrive at the information for the Company on a consolidated basis. The consolidating entries consist of fees and reimbursable expenses charged between Nexstar and the Mission Group as a result of the local service arrangements or the unpaid balances of these charges.

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Condensed Consolidating Financial Information—(Continued)

Balance Sheet

December 31, 2001

	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
ASSETS					(Restated)
Current assets	$45,209	$3,333	$483	$(6,217)	$42,808
Property and equipment, net	53,349	2,328	1,706	—	57,383
Other noncurrent assets	7,696	937	6,074	—	14,707
Intangible assets, net	287,527	13,682	12,311	(1,284)	312,236

Total assets	$393,781	$20,280	$20,574	$(7,501)	$427,134

LIABILITIES AND MEMBER’S INTEREST
Current liabilities	$22,826	$6,844	$1,656	$(6,479)	$24,847
Debt	237,199	46,143	46,143	(46,143)	283,342
Other liabilities	13,569	965	150	—	14,684
Member’s interest	120,187	(33,672)	(27,375)	45,121	104,261

Total liabilities and member’s interest	$393,781	$20,280	$20,574	$(7,501)	$427,134

Balance Sheet December 31, 2000
	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
ASSETS					(Restated)
Current assets	$37,275	$2,899	$666	$(3,140)	$37,700
Property and equipment, net	50,019	3,151	2,174	—	55,344
Other noncurrent assets	3,194	1,500	56	—	4,750
Intangible assets, net	196,297	13,778	12,121	(492)	221,704

Total assets	$286,785	$21,328	$15,017	$(3,632)	$319,498

LIABILITIES AND MEMBER’S INTEREST
Current liabilities	$30,485	$4,177	$1,052	$(3,158)	$32,556
Debt	203,303	39,067	39,067	(39,067)	242,370
Other liabilities	10,217	1,595	71	—	11,883
Member’s interest	42,780	(23,511)	(25,173)	38,593	32,689

Total liabilities and member’s interest	$286,785	$21,328	$15,017	$(3,632)	$319,498

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Twelve Months Ended December 31, 2001

	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
					(Restated)
Net revenue	$106,526	$7,751	$2,506	$(6,054)	$110,729
Operating expenses	104,574	9,389	2,758	(6,054)	110,667

Income (loss) from operations	1,952	(1,638)	(252)	—	62
Interest expense	(30,719)	(3,247)	(3,247)	3,247	(33,966)
Interest income and other income (expense), net	3	(224)	18	—	(203)

Loss before income taxes	(28,764)	(5,109)	(3,481)	3,247	(34,107)
Income tax benefit (expense)	880	—	(1)	—	879

Loss before extraordinary loss from refinancing of credit facilities	(27,884)	(5,109)	(3,482)	3,247	(33,228)
Extraordinary loss from refinancing of credit facilities, net of income tax effect	(927)	(324)	(166)	—	(1,417)

Net loss	$(28,811)	$(5,433)	$(3,648)	$3,247	$(34,645)

Statement of Operations For the Twelve Months Ended December 31, 2000
	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
					(Restated)
Net revenue	$110,991	$9,354	$3,108	$(5,986)	$117,467
Operating expenses	92,424	9,168	3,291	(5,986)	98,897

Income (loss) from operations	18,567	186	(183)	—	18,570
Interest expense	(16,611)	(3,559)	(3,559)	3,559	(20,170)
Interest income and other income (expense), net	219	(172)	3	—	50

Income (loss) before income taxes	2,175	(3,545)	(3,739)	3,559	(1,550)
Income tax benefit (expense)	(1,091)	—	—	—	(1,091)

Net income (loss)	$1,084	$(3,545)	$(3,739)	$3,559	$(2,641)

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Condensed Consolidating Financial Information—(Continued) Statement of Operations For the Twelve Months Ended December 31, 1999
	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
					(Restated)
Net revenue	$81,716	$8,507	$1,810	$(5,074)	$86,959
Operating expenses	75,382	9,483	1,660	(5,074)	81,451

Income from operations	6,334	(976)	150	—	5,508
Interest expense	(13,011)	(3,378)	(1,958)	1,958	(16,389)
Interest income and other income (expense), net	82	(101)	31	—	12

Loss before income taxes	(6,595)	(4,455)	(1,777)	1,958	(10,869)
Income tax expense	(654)	—	—	—	(654)

Loss before extraordinary loss from refinancing of credit facilities	(7,249)	(4,455)	(1,777)	1,958	(11,523)
Extraordinary loss from refinancing of credit facilities, net of income tax effect	(1,441)	—	—	—	(1,441)

Net loss	$(8,690)	$(4,455)	$(1,777)	$1,958	$(12,964)

Statement of Cash Flows

For the Twelve Months Ended December 31, 2001

	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
					(Restated)
Net cash provided by operating activities	$16	$769	$569	$—	$1,354

Cash flows from investing activities:
Additions to property and equipment, net	(5,315)	(271)	(4)	—	(5,590)
Acquisition of broadcast properties and related transaction costs	(108,525)	—	(6,000)	—	(114,525)

Net cash used for investing activities	(113,840)	(271)	(6,004)	—	(120,115)

Cash flows from financing activities:
Proceeds from debt issuance	499,808	47,774	32,512	—	580,094
Repayment of loans	(491,155)	(53,134)	(32,076)	—	(576,365)
Payments for debt finance costs	(14,589)	(738)	(1,037)	—	(16,364)
Proceeds from revolver draws, net	12,500	6,000	6,000	—	24,500
Capital contributions, net	109,948	—	—	—	109,948

Net cash provided by (used for) financing activities	116,512	(98)	5,399	—	121,813

Net increase (decrease) in cash and cash equivalents	2,688	400	(36)	—	3,052
Cash and cash equivalents at beginning of period	2,530	144	76	—	2,750

Cash and cash equivalents at end of period	$5,218	$544	$40	$—	$5,802

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows For the Twelve Months Ended December 31, 2000
	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
					(Restated)
Net cash provided by operating activities	$16,124	$78	$353	$—	$16,555

Cash flows from investing activities:
Additions to property and equipment, net	(5,325)	(270)	—	—	(5,595)
Acquisition of broadcast properties and related transaction costs	(45,287)	—	—	—	(45,287)

Net cash used for investing activities	(50,612)	(270)	—	—	(50,882)

Cash flows from financing activities:
Repayment of loans	(13,544)	—	—	—	(13,544)
Note payable to related party	(14,522)	—	—	—	(14,522)
Proceeds from revolver draws, net	63,500	—	—	—	63,500
Payments for debt financing costs	(868)	(37)	(301)	—	(1,206)
Distributions, net	(140)	—	—	—	(140)

Net cash provided by (used for) financing activities	34,426	(37)	(301)	—	34,088

Net increase (decrease) in cash and cash equivalents	(62)	(229)	52	—	(239)
Cash and cash equivalents at beginning of period	2,592	373	24	—	2,989

Cash and cash equivalents at end of period	$2,530	$144	$76	$—	$2,750

Statement of Cash Flows

For the Twelve Months Ended December 31, 1999

	Nexstar	Bastet	Mission	Consolidating Entries	Consolidated Company
					(Restated)
Net cash provided by operating activities	$8,561	$588	$558	$—	$9,707

Cash flows from investing activities:
Additions to property and equipment, net	(6,272)	(349)	—	—	(6,621)
Acquisition of broadcast properties and related transaction costs	(65,796)	(224)	(16,359)	—	(82,379)

Net cash used for investing activities	(72,068)	(573)	(16,359)	—	(89,000)

Cash flows from financing activities:
Proceeds from debt issuance	144,905	147	15,820	—	160,872
Repayment of loans	(128,399)	—	—	—	(128,399)
Note payable to related party	14,522	—	—	—	14,522
Proceeds from revolver draws, net	30,357	—	—	—	30,357
Capital contributions, net	2,966	—	—	—	2,966

Net cash provided by financing activities	64,351	147	15,820	—	80,318

Net increase in cash and cash equivalents	844	162	19	—	1,025
Cash and cash equivalents at beginning of period	1,753	211	—	—	1,964

Cash and cash equivalents at end of period	$2,597	$373	$19	$—	$2,989

NEXSTAR FINANCE, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Employment Matters

As of December 31, 2001, the Company had a total of 1,027 employees comprised of 891 full-time and 136 part-time or temporary employees. As of December 31, 2001, 214 of the Company’s employees are covered by collective bargaining agreements. The Company believes that employee relations are satisfactory, and the Company has not experienced any work stoppages at any of its facilities. However, there can be no assurance that the Company’s collective bargaining agreements will be renewed in the future or that the Company will not experience a prolonged labor dispute, which could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. Through December 31, 2001, the Company had not elected to make such contributions, except where required to do so under the terms of specific union labor contracts. Mandatory amounts contributed pursuant to labor contracts were $0, $0.03 million and $0.03 million during the years ended December 31, 2001, 2000 and 1999, respectively.

15.    Nexstar Finance, Inc.

Nexstar Finance, Inc., a wholly-owned subsidiary of Nexstar, was incorporated on December 5, 2000 in the State of Delaware for the purpose of facilitating future financings. Nexstar Finance Holdings, Inc. was capitalized with an immaterial amount of equity and had no operating activities for the year ended December 31, 2001 and 2000.

16.    Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
Year ended December 31, 1999—Allowance for doubtful accounts	$344	$214	$(206)	$352
Year ended December 31, 2000—Allowance for doubtful accounts	352	346	(283)	415
Year ended December 31, 2001—Allowance for doubtful accounts	415	438	(363)	490

17.    Subsequent Event

On March 18, 2003, Nexstar Holdings entered into an agreement to issue $130.0 million principal amount at maturity of Senior Discount Notes (the “new discount notes”) at a price of 57.442%. The new discount notes mature on April 1, 2013. Each new discount note will have an accreted value at maturity of $1,000. The new discount notes will not begin to accrue cash interest until April 1, 2008 with payments to be made every six months in arrears on April 1 and October 1. They are generally unsecured senior obligations effectively subordinated to all of Nexstar’s senior secured debt and are structurally subordinated to Nexstar’s notes. The transaction closed on March 27, 2003. This is in addition to $36.988 million of 16% senior discount notes issued on May 17, 2001.

Exhibit No.	Exhibit Index
3.1

Certificate of Formation of Nexstar Finance, L.L.C. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

3.2

Limited Liability Company Agreement of Nexstar Finance, L.L.C. (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

3.3

Articles of Incorporation of Nexstar Finance, Inc. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

3.4	By-laws of Nexstar Finance, Inc. (Incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.1

Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and The Bank of New York, as successor to United States Trust Company of New York, dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.2

Registration Rights Agreement, by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.1

Purchase Agreement by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated March 13, 2001. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.2

First Amendment to Amended and Restated Credit Agreement and Limited Consent dated as of November 14, 2001, among Nexstar Finance, L.L.C., Bank of America, N.A. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3

Amended and Restated Credit Agreement, dated as of June 14, 2001, by and among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its Subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., Barclays Bank PLC and First Union National Bank. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.4

First Amendment to Credit Agreement and Limited Consent, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several Banks named therein and Bank of America, N.A., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.5

Credit Agreement, by and among Nexstar Finance, L.L.C., the parent guarantors party thereto, Banc of America, N.A., CIBC Inc., Firstar Bank, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance L.L.C. and Nexstar Finance, Inc.)

10.6

Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

E-1

Exhibit No.	Exhibit Index

10.7

Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.8

Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Broadcasting Group, L.L.C. and Nexstar Finance Holdings, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.9

Guaranty Agreement, dated as of January 12, 2001, executed by the direct subsidiaries of Nexstar Broadcasting Group, L.L.C. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.10

Guaranty Agreement, dated as of January 12, 2001, executed by Nexstar Finance Holdings, Inc. in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.11

Guaranty Agreement, dated as of January 12, 2001, executed by the subsidiary guarantors defined therein in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.12

Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.13

Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.14

Pledge and Security Agreement, dated as of January 12, 2001, made by each of the Nexstar entities defined therein in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.15

Executive Employment Agreement, dated as of January 5, 1998, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc., as amended on January 5, 1999. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.16

Amendment to Employment Agreement, dated as of May 10, 2001, by and between Perry A. Sook and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.17

Executive Employment Agreement, dated as of January 5, 1998, by and between Duane Lammers and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.18

Addendum to Employment Agreement, dated February 9, 2001, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

E-2

Exhibit No.	Exhibit Index

10.19

Executive Subscription Agreement, dated as of December 31, 1999, by and between Duane Lammers and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.20

Executive Employment Agreement, dated as of January 5, 1998, by and between Shirley Green and Nexstar Broadcasting Group, Inc., as amended on December 31, 1999. (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.21

Second Addendum to Employment Agreement, dated as of February 6, 2002, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.22

Executive Subscription Agreement, dated as of December 31, 1999, by and between Shirley Green and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.23

Executive Employment Agreement, dated as of December 31, 1999, by and between Susana G. Willingham and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.24

Executive Employment Agreement, dated as of December 31, 1999, by and between Richard Stolpe and Nexstar Broadcasting Group, Inc. (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.25

Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.26

Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.27

Outsourcing Agreement, dated as of December 1, 2001, by and among WYZZ, Inc., WYZZ License, Inc., and Nexstar Broadcasting of Peoria, L.L.C. (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

21.1	Subsidiaries of the registrant. Incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

99.1	Certification of Perry A. Sook pursuant to 18 U.S.C. §1350.

99.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. §1350.

E-3