Form 10-Q/A
period 2002-03-31
NEXSTAR FINANCE INC; NEXSTAR FINANCE LLC
filed 2003-05-20
CIK 1142125, 1142126

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                FORM 10-Q/A(No.1)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended March 31,2002
                                     OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from ______ to ______.

                      COMMISSION FILE NUMBER: 333-62916

                            Nexstar Finance, L.L.C.
                             Nexstar Finance, Inc.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                   23-3063155
    (State of incorporation)                           23-3063152
                                          (I.R.S. Employer Identification No.)

 909 Lake Carolyn Parkway, Suite 1450
         Irving, Texas 75039                         (972) 373-8800
(Address of Principal Executive Offices,     (Registrant's Telephone Number,
         including Zip Code)                       Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of March 31, 2002, Nexstar Finance, L.L.C. had one member, Nexstar Finance Holdings, L.L.C., and Nexstar Finance, Inc. had 1,000 shares of common stock outstanding.

================================================================================

                              TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)................................................ 3
         Consolidated Balance Sheets - December 31, 2001 and March 31, 2002............. 3
         Consolidated Statements of Operations and Other Comprehensive Loss
           for the three months ended March 31, 2002 and 2001........................... 4
         Consolidated Statement of Changes in Member's Interest for the year ended December 31, 2001 and for the three months ended March 31, 2001 and 2002 .................................................................... 5
         Consolidated Statements of Cash Flows for the three months ended
           March 31, 2001 and 2002...................................................... 6
         Notes to Consolidated Financial Statements..................................... 7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................19
Item 3. Quantitative and Qualitative Disclosures about Market Risk......................28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...............................................................29
Item 2. Changes in Securities and Use of Proceeds.......................................29
Item 3. Defaults Upon Senior Securities.................................................29
Item 4. Submission of Matters to a Vote of Security Holders.............................29
Item 5. Other Information...............................................................29
Item 6. Exhibits and Reports on Form 8-K................................................29

SIGNATURES..............................................................................30

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

     In addition, the following Report on Form 10-Q/A incorporates expanded disclosures on various matters including the disclosure of the financial position, results of operations and cash flows of Nexstar Finance, L.L.C., Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. on a consolidating basis (See Note 9).

Nexstar Finance, L.L.C.
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                         December 31,        March 31,
                                                                                            2001               2002
                                                                                       --------------      -------------
                                                                                         (Restated)
                                                                                         (Unaudited)        (Unaudited)
                                                                                              (dollars in thousands)
Assets
Current assets:
    Cash and cash equivalents                                                       $           5,802    $        14,072
    Accounts receivable, net of allowance for doubtful accounts of $490
      and $534, respectively                                                                   25,442             22,585
    Current portion of broadcast rights                                                        10,062              6,962
    Prepaid expenses and other current assets                                                     993              1,506
    Deferred tax assets                                                                           276                334
    Taxes receivable                                                                              233                 30
                                                                                       --------------      -------------

        Total current assets                                                                   42,808             45,489

Property and equipment, net                                                                    57,383             56,604
Broadcast rights                                                                                3,685              3,260
Due from parent entities                                                                        2,782              2,960
Other noncurrent assets                                                                         8,240              7,510
Intangible assets, net                                                                        312,236            308,255
                                                                                       --------------      -------------

        Total assets                                                                $         427,134    $       424,078
                                                                                       ==============      =============

Liabilities and Member's Interest
Current liabilities:
    Current portion of debt                                                         $             488    $           651
    Current portion of capital lease obligations                                                   23                 18
    Current portion of broadcast rights payable                                                10,242              7,019
    Accounts payable                                                                            3,732              4,495
    Accrued expenses                                                                            3,986              4,667
    Interest payable                                                                            6,041             10,290
    Deferred revenue                                                                              335                926
                                                                                       --------------      -------------

        Total current liabilities                                                              24,847             28,066

Debt                                                                                          283,342            285,691
Broadcast rights payable                                                                        3,770              3,373
Deferred tax liabilities                                                                        6,892              6,892
Other liabilities                                                                               4,022              2,768
                                                                                       ---------------     -------------

        Total liabilities                                                                     322,873            326,790
                                                                                       --------------      -------------

Commitments and contingencies (Note 8)
Member's interest:
    Contributed capital                                                                       171,479            170,066
    Accumulated deficit                                                                      (63,487)           (70,012)
    Accumulated other comprehensive loss on derivative instruments                            (3,731)            (2,766)
                                                                                       --------------      -------------

        Total member's interest                                                               104,261             97,288
                                                                                       --------------      -------------

        Total liabilities and member's interest                                     $         427,134    $       424,078
                                                                                       ==============      =============

The accompanying notes are an integral part of these consolidated financial statements
                                      3

Nexstar Finance, L.L.C
Consolidated Statements of Operations and Other Comprehensive Loss
--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                  March 31,
                                                                     -------------------------------------
                                                                          2001                 2002
                                                                       (Restated)
                                                                                 (Unaudited)
                                                                           (dollars in thousands)
Revenue (excluding trade and barter)                               $          26,604    $          29,999
Less: commissions                                                            (3,524)              (4,059)
                                                                     ---------------      ---------------

Net broadcast revenue (excluding trade and barter)                            23,080               25,940
Trade and barter revenue                                                       2,525                2,382
                                                                     ---------------      ---------------

        Total net revenue                                                     25,605               28,322
                                                                     ---------------      ---------------
Operating expenses:
    Direct operating expenses (excluding depreciation
      and amortization shown separately below)                                 7,818                8,501
    Selling, general and administrative expenses
      (excluding depreciation and amortization shown
      separately below)                                                        7,125                8,534
    Amortization of broadcast rights                                           4,082                3,584
    Amortization of intangible assets                                          5,432                3,256
    Depreciation                                                               2,925                3,151
                                                                     ---------------      ---------------

        Total operating expenses                                              27,382               27,026
                                                                     ---------------      ---------------
Income (loss) from operations                                                (1,777)                1,296
Interest expense, including amortization of debt
  financing costs                                                            (8,302)              (8,674)
Interest income                                                                   48                   34
Other income (expenses), net                                                    (12)                1,001
                                                                     ---------------      ---------------
Loss before income taxes                                                    (10,043)              (6,343)
Income tax benefit (expense)                                                     238                (182)
                                                                     ---------------      ---------------
Net loss                                                           $         (9,805)    $         (6,525)
                                                                     ===============      ===============
Other comprehensive loss:
Cumulative effect of change in accounting principle                $           (241)    $               -
Change in market value of derivative instrument                              (1,965)                  965
                                                                     ---------------      ---------------

Net loss and other comprehensive loss                              $        (12,011)    $         (5,560)
                                                                     ===============      ===============

The accompanying notes are an integral part of these consolidated financial statements
                                      4

Nexstar Finance, L.L.C
Consolidated Statement of Changes in Member's Interest
--------------------------------------------------------------------------------

                                                                                            Other               Total
                                                   Contributed       Accumulated        Comprehensive          Member's
                                                     Capital           Deficit               Loss              Interest
                                                ----------------  -----------------  -------------------  -----------------
                                                                          (dollars in thousands)
Balance at December 31, 2000 (Restated)         $        61,531   $       (28,842)   $                -   $         32,689

Contributions                                           105,000                  -                    -            105,000

Distributions                                          (30,003)                  -                    -           (30,003)

Net loss (Restated)                                           -            (9,805)                    -            (9,805)

Cumulative effect of change in accounting                     -                  -                (241)              (241)
principle

Change in market value of derivative                           -                  -              (1,965)            (1,965)
instrument
                                                ---------------   ----------------   ------------------   ----------------

Balance at March 31, 2001 (Restated)(Unaudited)         136,528           (38,647)              (2,206)             95,675


Contributions                                            35,005                  -                    -             35,005

Distributions                                              (54)                  -                    -               (54)

Net loss (Restated)                                           -           (24,840)                    -           (24,840)

Change in market value of derivative                          -                  -              (1,525)            (1,525)
instrument
                                                ---------------   ----------------   ------------------   ----------------

Balance at December 31, 2001 (Restated)                 171,479           (63,487)              (3,731)            104,261

Contributions                                                 3                  -                    -                  3

Distributions                                           (1,416)                  -                    -            (1,416)

Net loss                                                      -            (6,525)                    -            (6,525)

Change in market value of derivative                          -                  -                  965                965
instrument
                                                ---------------   ----------------   ------------------   ----------------

Balance at March 31, 2002 (Restated)(Unaudited) $       170,066   $       (70,012)   $          (2,766)   $         97,288
                                                ===============   ================   ==================   ================

The accompanying notes are an integral part of these consolidated financial statements
                                      5

Nexstar Finance, L.L.C.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          --------------------------------
                                                                               2001             2002
                                                                            (Restated)
                                                                                     (Unaudited)
                                                                               (dollars in thousands)
Cash flows from operating activities:
    Net loss                                                                 $   (9,805)      $   (6,525)
    Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
      Deferred income taxes                                                        (296)             (58)
      Depreciation of property and equipment                                       2,925            3,151
      Amortization of intangible assets                                            5,432            3,256
      Amortization of debt financing costs                                         1,887              801
      Amortization of broadcast rights, excluding barter                           2,012            1,926
      Payments for broadcast rights                                              (2,013)          (2,020)
      Loss on asset disposal, net                                                     15                4
      Amortization of debt discount                                                   24              155
      Effect of accounting for derivative instruments                                  -            (288)
    Changes in assets and liabilities:
      Decrease in accounts receivable and due from parent entities                 1,062            2,679
      Increase in prepaid expenses and other current assets                        (505)            (513)
      Decrease in other noncurrent assets                                             11              585
      Increase (decrease) in accounts payable and accrued expenses                 (834)            1,444
      (Increase) decrease in taxes receivable                                      (209)              203
      Increase in interest payable                                                 1,518            4,249
      Increase in deferred revenue                                                   127              591
      Decrease in due to Midwest Television, Inc.                                (2,257)                -
                                                                          --------------   --------------

        Net cash provided by (used for) operating activities                       (906)            9,640
                                                                          --------------   --------------

Cash flows from investing activities:
    Additions to property and equipment                                          (2,496)          (2,377)
    Proceeds from sale of assets                                                       7                -
    Acquisition of broadcast properties and related transaction costs          (107,956)                -
                                                                          --------------   --------------

        Net cash used for investing activities                                 (110,445)          (2,377)
                                                                          --------------   --------------

Cash flows from financing activities:
    Proceeds from debt issuance                                                  419,952                -
    Repayment of loans                                                         (371,181)              (4)
    Proceeds from revolver draws                                                  12,500            2,500
    Payments for debt finance costs                                             (14,078)             (76)
    Cash escrowed for debt service                                              (10,500)                -
    Capital contributions                                                        105,000                3
    Distributions                                                               (30,003)          (1,416)
                                                                          --------------   --------------

        Net cash provided by financing activities                                111,690            1,007
                                                                          --------------   --------------

Net increase in cash                                                                 339            8,270

Cash and cash equivalents at beginning of period                                   2,750            5,802
                                                                          --------------   --------------

Cash and cash equivalents at end of period                                   $     3,089      $    14,072
                                                                          ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements
                                      6

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       ORGANIZATION AND BUSINESS OPERATIONS

         Nexstar Finance, L.L.C. ("Nexstar") owns, operates and programs, through its subsidiaries, six NBC-affiliated television stations, three ABC-affiliated television stations, four CBS-affiliated television stations and one UPN-affiliated television station in the United States of America. Nexstar has an outsourcing agreement to provide services for a FOX affiliate owned by a subsidiary of Sinclair Broadcast Group, Inc. Through various local service agreements, Nexstar (i) programs one FOX-affiliated television station under a Time Brokerage Agreement ("TBA"), (ii) has a Shared Services Agreement ("SSA") with a CBS-affiliated television station and (iii) has an SSA and a Joint Sales Agreement ("JSA") with a FOX-affiliated television station and a low-power UPN-affiliated television station. Additionally, Mission Broadcasting of Joplin, Inc. ("Mission of Joplin") provides most of the programming to an ABC-affiliated television station under a TBA and intends to purchase the underlying licenses and assets of the station in September 2002. The television stations described above are located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Louisiana.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of Nexstar and its wholly-owned subsidiaries and independently-owned Bastet Broadcasting, Inc. ("Bastet") and Mission Broadcasting of Wichita Falls, Inc. ("Mission") and its subsidiary (collectively, the "Company"). (collectively, the "Company"). Bastet and Mission (collectively, the "Mission Group") are separate entities 100% owned by an independent third party. Collectively, the Mission Group owns and operates the following television stations: WYOU, WFXP, KJTL, and KJBO-LP. Additionally, through a TBA, Mission of Joplin, a subsidiary of Mission, provides most of the programming and administrative services for KODE pending the purchase of the assets in September 2002. Nexstar does not own the Mission Group television stations; however, under U.S. generally accepted accounting principles ("GAAP"), Nexstar is deemed to have a controlling financial interest in them due to Nexstar's guarantee of Mission Group's debt and the service and purchase option agreements described below. In order for both Nexstar and the Mission Group to continue to comply with FCC regulations, the Mission Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of the Mission Group stations. Nexstar has a TBA with WFXP, which allows Nexstar to program most of the stations's broadcasting time, sell the station's advertising time and retain the advertising revenue generated by WFXP. Nexstar has an SSA with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar's right to receive certain payments from the Mission Group as described in the SSAs. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the SSAs with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a JSA, Nexstar has also acquired the right to sell and receive the revenues from the advertising time on KJTL and KJBO-LP in return for monthly payments to the Mission Group. Nexstar has an SSA with each of WYOU and KODE, which have terms substantially similar to the terms of the SSAs with KJTL and KJBO-LP. Nexstar's ability to receive cash from the Mission Group is governed by the agreements described above.

         In addition to providing certain services to the television stations, Nexstar is also the guarantor of the Mission Group's debt (Note 6). The Mission Group is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar (Note 6).

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

         As a result of the service arrangements, the debt guarantees and the option agreements with the Mission Group, Nexstar is deemed to have a controlling financial interest in the Mission Group under U.S. GAAP while complying with the FCC's rules regarding ownership limits in television markets. As a result of Nexstar's controlling financial interest in the Mission Group under U.S. GAAP, Nexstar consolidates the financial position, results of operations and cash flows of the Mission Group with Nexstar as if it were a wholly-owned entity of Nexstar in order to provide a more meaningful presentation of Nexstar's performance. Because the Mission Group stations have a net asset deficit and because there is no binding obligation on the owner of the Mission Group to make capital contributions to cover the deficit, Nexstar recognizes 100% of the Mission Group losses.

         The financial statements as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at the date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         All intercompany account balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. Unless otherwise noted, all dollars are in thousands.

         GOODWILL AND OTHER INTANGIBLE ASSETS
         Intangible assets include FCC licenses, network affiliation agreements and goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         SFAS No.142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company will complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. FCC licenses have been tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of January 1, 2002. The fair value of each station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical start-up whose only asset is the FCC license. The test resulted in no impairment being identified. Any impairment loss resulting from the transitional impairment test of goodwill will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 and will require restatement of the first quarter of 2002. The Company has not yet determined what effect the goodwill impairment test will have on the Company's earnings and financial position. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $2.8 million.

         The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

                                                       Three Months Ended March 31,
                                                       -------------------------------
                                                           2001               2002
                                                       ------------        -----------
                                                        (Restated)
                                                                  (Unaudited)
Net loss                                                 $  (9,805)         $  (6,525)
Add:
  Goodwill amortization, net of tax                             895
  Indefinite-lived intangibles amortization, net              1,338                  -
  of tax
                                                       ------------        -----------
Net loss- as adjusted                                    $  (7,572)         $  (6,525)
                                                       ============        ===========

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation using the station's fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

An impairment assessment of goodwill and FCC license could be triggered by a significant reduction in operating results or cash flows at one or more of the Company's televisions stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company's television stations operate, or by adverse changes to Federal Communications Commission ownership rules, amongst others.

LONG-LIVED ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on the Company's financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Nexstar adopted SFAS No. 145 effective for the year ended December 31, 2002 and as a result has reclassified $1.4 million of extraordinary loss from refinancing of credit facilities to interest expense for the three months ended March 31, 2001.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.       ACQUISITIONS

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

         The selected unaudited pro forma consolidated information for the three months ended March 31, 2001 and 2002, determined as if the Midwest acquisition, described above, had occurred on January 1 of each period is as follows:

                                          Three Months Ended       Three Months Ended
                                            March 31, 2001(1)        March 31, 2002
                                       ------------------------  ---------------------
                                             (Unaudited)              (Unaudited)
                                       As reported  Pro forma    As reported Pro forma
                                       ------------ -----------  ----------- ---------
                                        (Restated)
Net broadcast revenue (excluding
  trade and barter)                      $  23,080    $ 23,080     $ 25,940    $ 25,940

Total net revenue                           25,605      25,605       28,322      28,322

Income (loss) from operations              (1,777)     (1,777)        1,296       1,296

Net loss                                 $ (9,805)   $ (9,805)    $ (6,525)   $ (6,525)
                                       ===========  ==========  ===========  ==========

(1) The March 31, 2001 pro forma amounts do not include the results of Midwest for the 12 days prior to acquisition on January 12, 2001 because the amounts are de minimis. As a result, the Midwest acquisition has no pro forma effect in the table set forth above.

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

4.       RELATED PARTY TRANSACTIONS

         GUARANTY - CHIEF EXECUTIVE OFFICER
         Pursuant to a continuing guaranty agreement dated June 16, 2001 with Nexstar's primary lender, Nexstar has entered into an agreement to guarantee up to a $3.0 million non-revolving line of credit to its President and Chief Executive Officer to enable him, among other uses, to purchase equity units of Nexstar. The line of credit is full-recourse to the officer. However, if the officer does not repay some or all of the loan then Nexstar may be required to pay up to the maximum amount of $3.0 million. As of March 31, 2002, approximately $3.0 million in principal amount of loans were outstanding and is due on December 31, 2004.

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.       INTANGIBLE ASSETS

                                                Estimated
                                               useful life           December 31,            March 31,
                                                 (years)                 2001                  2002
                                                                  ------------------     ------------------
                                                                      (Restated)
                                                                                            (Unaudited)
Goodwill                                        indefinite      $             99,097   $             99,097
Network affiliation agreements                      15                       171,957                171,957
FCC licenses                                    indefinite                    77,113                 77,116
Debt financing costs                           term of debt                   16,359                 16,385
Other intangibles                                  1-15                        7,104                  7,151
                                                                  ------------------     ------------------

                                                                             371,630                371,706
Less:  accumulated amortization                                             (59,394)               (63,451)
                                                                  ------------------     ------------------
Intangible assets, net of
  accumulated amortization                                      $            312,236   $            308,255
                                                                  ==================     ==================

6.       DEBT

         Long term debt consists of the following:

                                                                      December 31,             March 31,
                                                                         2001                   2002
                                                                   ------------------      -----------------
                                                                                              (Unaudited)
Term loan                                                        $             82,000   $             82,000
Revolving credit facility                                                      46,143                 48,643
12% Senior subordinated notes due 2008, net of discount                       154,097                154,251
SFAS No. 133 hedge accounting adjustment                                        1,590                  1,448
                                                                   ------------------      -----------------
                                                                              283,830                286,342

Less: current portion                                                           (488)                  (651)
                                                                   ------------------      -----------------

                                                                 $            283,342   $            285,691
                                                                   ==================      =================

         BANK DEBT

         Bank Debt Facility Agreements

The Nexstar Senior Secured Credit Facilities
On January 12, 2001, Nexstar entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement provided for a revolving credit facility (the "Nexstar revolver") in the amount of $122.0 million and a term loan facility (the "Nexstar term loan") in the amount of $110.0 million. The revolving credit facility was subsequently reduced to $72.0 million after the issuance of the Senior Subordinated Notes discussed below. The credit facilities were subsequently amended on June 14, 2001 to allow for a $50.0 million Term A facility, a $75.0 million Term B facility and a $57.0 million revolving facility. On November 14, 2001, the credit facilities were further amended to adjust financial covenants effective for the period ended September 30, 2001 and future periods because Nexstar was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001 and Nexstar anticipated non-compliance in future periods. The amendment also reduced the revolving facility to $42.0 million. Prepayments have been made under the Term A facility, which has effectively reduced the commitment to $32.0 million. Interest rates associated with the Nexstar revolver and term loans are based, at the

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         option of Nexstar, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 6.63% at March 31, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Nexstar selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Nexstar is required to pay quarterly commitment fees based on the Company's leverage ratio for that particular quarter on the unused portion of the Nexstar revolver loan commitment. The Nexstar term loans are subject to scheduled mandatory repayments and the Nexstar revolver is subject to scheduled mandatory reductions commencing in 2003. The Nexstar revolving and Term A facilities mature on January 12, 2007. The Term B facility matures on July 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time. The borrowings under the Nexstar senior secured credit facilities are guaranteed, jointly and severally, by Nexstar, Bastet and Mission, and by each existing and subsequently acquired or organized subsidiary of Nexstar.

         The Bastet/Mission Senior Secured Credit Facility
         On January 12, 2001, Bastet and Mission entered into a credit agreement (the "Bastet/Mission credit facility") with a group of commercial banks. The terms provided for the banks to make revolving loans to Bastet and Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. Bastet and Mission are jointly and severally liable for the outstanding amount of the loan. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Bastet and/or Mission's default. Interest rates associated with the Bastet/Mission credit facility are based, at the option of Bastet and Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 5.44% at March 31, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Bastet or Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Bastet and Mission are required to pay quarterly commitment fees based on the Company's leverage ratio for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time.

         Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's credit facilities approximates carrying value.

         Senior Subordinated Notes

         On March 16, 2001, Nexstar issued $160.0 million of 12% Senior Subordinated Notes (the "notes") at a price of 96.012%. The notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar and by Bastet and Mission. They are general unsecured senior subordinated obligations subordinated to all of Nexstar's senior debt. The notes are redeemable by Nexstar on or after April 1, 2005, at declining premiums, and Nexstar may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before April 1, 2004 with the net cash proceeds from qualified equity offerings. The notes are not redeemable by either the issuer or the note holder between April 1, 2004 and March 31, 2005. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar and fund working capital needs.

         Debt Covenants

Nexstar Finance, L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The bank debt agreements and the notes described above contain covenants, which require the Company to comply with certain financial ratios, capital expenditures, cash film payments, and other limits. The Company was in compliance with all covenants at March 31, 2002.

         Debt Financing Costs
         In conjunction with the refinancing of the credit facilities in January 2001, the Company expensed $1,417 in the first quarter of 2001 related to certain debt financing costs. The amount, net of tax benefit, has been included in interest expense pursuant to the adoption of SFAS No. 145.

7.       INCOME TAXES

         The Company's income tax benefit for the three months ended March 31, 2001 was $238, compared to the income tax expense for the three months ended March 31, 2002 of $182. The Company's effective tax rate was 3% for both the three months ended March 31, 2001 and the three months ended March 31, 2002. The significant differences from the statutory tax rate and the effective tax rate for the three months ended March 31, 2002 include an increase in the valuation allowance, income earned by entities not subject to corporate income tax, and state taxes, net of the federal benefit.

8.       COMMITMENTS AND CONTINGENCIES

         From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

9.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         As a result of the service agreements, options and debt guarantees between Nexstar and the Mission Group, as described in Note 2 and Note 6, the financial position, results of operations and cash flows of Nexstar and the Mission Group are consolidated.

         The notes and borrowings under amounts drawn against the senior secured credit facilities are guaranteed on a joint and several, full and unconditional basis, by Nexstar, its wholly-owned subsidiaries and the Mission Group (Note 6).

         Nexstar has no independent assets or operations. All of its subsidiaries are wholly-owned by Nexstar and are guarantors of Nexstar's debt. Therefore, Nexstar has included consolidated information with respect to its subsidiaries in the column entitled "Nexstar."

                            NEXSTAR FINANCE, L.L.C.

   The following condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar, Bastet, Mission as well as the consolidating entries needed to arrive at the information for the Company on a consolidated basis.

                                 BALANCE SHEET

                                 March 31, 2002

                                                                        Consolidating Consolidated
                                           Nexstar   Bastet    Mission     Entries      Company
                                           -------- --------  --------  ------------- ------------
ASSETS
   Current assets......................... $ 47,167 $  2,894  $  1,880  $ (6,452)     $ 45,489
   Property and equipment, net............   52,879    2,134     1,591       --         56,604
   Other noncurrent assets................    7,014      716     6,000       --         13,730
   Intangible assets, net.................  283,794   13,540    12,161    (1,240)      308,255
                                           -------- --------  --------  --------      --------
       Total assets....................... $390,854 $ 19,284  $ 21,632  $ (7,692)     $424,078
                                           ======== ========  ========  ========      ========
LIABILITIES AND MEMBER'S INTEREST
   Current liabilities.................... $ 25,205 $  6,933  $  2,777  $ (6,849)     $ 28,066
   Debt...................................  239,548   46,143    46,143   (46,143)      285,691
   Other liabilities......................   12,144      739       150       --         13,033
   Member's interest......................  113,957  (34,531)  (27,438)   45,300        97,288
                                           -------- --------  --------  --------      --------
       Total liabilities and member's
         interest......................... $390,854 $ 19,284  $ 21,632  $ (7,692)     $424,078
                                           ======== ========  ========  ========      ========

                            NEXSTAR FINANCE, L.L.C.

                                 BALANCE SHEET

                               DECEMBER 31, 2001

                                                                          Consolidating Consolidated
                                             Nexstar   Bastet    Mission     Entries      Company
                                            --------  --------  --------  ------------- ------------
ASSETS                                                                                  (Restated)
   Current assets.......................... $ 45,209  $  3,333  $    483    $ (6,217)     $ 42,808
   Property and equipment, net.............   53,349     2,328     1,706          --        57,383
   Other noncurrent assets.................    7,696       937     6,074                    14,707
   Intangible assets, net..................  287,527    13,682    12,311      (1,284)      312,236
                                            --------  --------  --------    --------      --------
       Total assets........................ $393,781  $ 20,280  $ 20,574    $ (7,501)     $427,134
                                            ========  ========  ========    ========      ========
LIABILITIES AND MEMBER'S INTEREST
   Current liabilities..................... $ 22,826  $  6,844  $  1,656    $ (6,479)     $ 24,847
   Debt....................................  237,199    46,143    46,143     (46,143)      283,342
   Other liabilities.......................   13,569       965       150          --        14,684
   Member's interest.......................  120,187   (33,672)  (27,375)     45,121       104,261
                                            --------  --------  --------    --------      --------
       Total liabilities and member's
         interest.......................... $393,781  $ 20,280  $ 20,574    $ (7,501)     $427,134
                                            ========  ========  ========    ========      ========

                                      STATEMENT OF OPERATIONS

                              FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                          Consolidating Consolidated
                                             Nexstar   Bastet    Mission     Entries      Company
                                            --------  --------  --------  ------------- ------------
Net revenue................................ $26,213   $ 1,716   $ 1,642    $  (1,249)     $ 28,322
Operating expenses.........................  24,971     2,019     1,285       (1,249)       27,026
                                            --------  --------  --------    --------      --------
Income (loss) from operations.........        1,242      (303)      357           --         1,296
Interest expense...........................  (7,962)     (712)     (712)         712        (8,674)
Interest income and other income (expense),
  net......................................   1,032         3        --           --         1,035
                                            --------  --------  --------    --------      --------
Loss before income taxes...................  (5,688)   (1,012)     (355)         712        (6,343)
Income tax benefit (expense)...............     (93)      (11)      (78)          --          (182)
                                            --------  --------  --------    --------      --------
Net income (loss).......................... $(5,781)  $(1,023)  $  (433)    $    712      $ (6,525)
                                            ========  ========  ========    ========      ========

                            NEXSTAR FINANCE, L.L.C.

                            STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                              Consolidating Consolidated
                                                   Nexstar   Bastet  Mission     Entries      Company
                                                  --------  -------  -------  ------------- ------------
                                                                                              (Restated)
Net revenue......................................   $24,907   $ 1,664  $   691     $(1,657)     $ 25,605
Operating expenses...............................    25,993     2,407      639      (1,657)       27,382
                                                    --------  -------  -------     -------      --------
Income (loss) from operations....................    (1,086)     (743)      52          --        (1,777)
Interest expense.................................    (6,863)   (1,273)  (1,115)        949        (8,302)
Interest income and other income (expense), net..        31         3        2          --            36
                                                    --------  -------  -------     -------      --------
Loss before income taxes.........................    (7,918)   (2,013)  (1,061)        949       (10,043)
Income tax benefit (expense).....................       240        (2)      --          --           238
                                                    --------  -------  -------     -------      --------
Net loss.........................................   $(7,678)  $(2,015) $(1,061)    $   949      $ (9,805)
                                                    ========  ======== ========    ========     ========


                            NEXSTAR FINANCE, L.L.C.

                            STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                                Consolidating Consolidated
                                                        Nexstar  Bastet Mission    Entries      Company
                                                        -------  ------ ------- ------------- ------------
Net cash provided by (used for) operating activities... $ 9,115  $(273)  $798       $  --       $ 9,640
                                                        -------  -----   ----       -----       -------
Cash flows from investing activities:
   Additions to property and equipment, net............  (2,369)    (3)    (5)         --        (2,377)
   Acquisition of broadcast properties and related
      transaction costs................................      --     --     --          --            --
                                                        -------  -----   ----       -----       -------
       Net cash used for investing activities..........  (2,369)    (3)    (5)         --        (2,377)
                                                        -------  -----   ----       -----       -------
Cash flows from financing activities:
   Repayment of loans..................................      (4)    --     --          --            (4)
   Proceeds from revolver draws........................   2,500     --     --          --         2,500
   Payments for debt finance costs.....................     (72)    (4)    --          --           (76)
   Distributions, net..................................  (1,413)    --     --          --        (1,413)
                                                        -------  -----   ----       -----       -------
       Net cash used for financing activities..........   1,011     (4)    --          --         1,007
                                                        -------  -----   ----       -----       -------
Net increase (decrease) in cash and cash equivalents...   7,757   (280)   793          --         8,270
Cash and cash equivalents at beginning of period.......   5,218    544     40          --         5,802
                                                        -------  -----   ----       -----       -------
Cash and cash equivalents at end of period............. $12,975  $ 264   $833       $  --       $14,072
                                                        =======  =====   ====       =====       =======

                            NEXSTAR FINANCE, L.L.C.

                            STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                                  Consolidating Consolidated
                                                    Nexstar    Bastet    Mission     Entries      Company
                                                   ---------  --------  --------  ------------- ------------
Net cash provided by (used for) operating
  activities...................................... $  (1,578) $    347  $    325     $    --     $    (906)
                                                   ---------  --------  --------     -------     ---------
Cash flows from investing activities:
   Additions to property and equipment, net.......    (2,176)     (313)       --          --        (2,489)
   Acquisition of broadcast properties and
     related transaction costs....................  (107,956)       --        --          --      (107,956)
                                                   ---------  --------  --------     -------     ---------
       Net cash used for investing activities.....  (110,132)     (313)       --          --      (110,445)
                                                   ---------  --------  --------     -------     ---------
Cash flows from financing activities:
   Proceeds from debt issuance....................   363,553    23,887    32,512          --       419,952
   Repayment of loans.............................  (315,858)  (23,247)  (32,076)         --      (371,181)
   Proceeds from revolver draws...................    12,500        --        --          --        12,500
   Payments for debt finance costs................   (12,653)     (722)     (703)         --       (14,078)
   Cash escrowed for debt service.................   (10,500)       --        --          --       (10,500)
   Capital contributions, net.....................    74,997        --        --          --        74,997
                                                   ---------  --------  --------     -------     ---------
       Net cash provided by (used for)
         financing activities.....................   112,039       (82)     (267)         --       111,690
                                                   ---------  --------  --------     -------     ---------
Net increase in cash and cash equivalents.........       329       (48)       58          --           339
Cash and cash equivalents at beginning of
  period..........................................     2,530       144        76          --         2,750
                                                   ---------  --------  --------     -------     ---------
Cash and cash equivalents at end of period........ $   2,859  $     96  $    134     $    --     $   3,089
                                                   =========  ========  ========     =======     =========

                            NEXSTAR FINANCE, L.L.C.

10.      EFFECTS OF RESTATEMENT

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

         On June 1, 1999, the Mission existing credit facility was amended to increase the aggregate maximum amount to $45.0 million. On January 12, 2001, the debt outstanding was repaid with the proceeds from a new senior secured credit facility.

         In conjunction with the above refinancing of its senior credit facilities, the Company expensed certain debt financing costs. Management subsequently determined that a portion of those costs, specifically, those related to the revolving credit facility, should not have been expensed, but should have remained capitalized and subsequently amortized.

         As a result, the Company has restated its 1999 financial statements and reversed the related tax effect. The financial statement as of and for the year ended December 31, 2001 and the financial statement for the three months ended March 31, 2001 have also been restated to reflect the carryover effect of the change.


                                                            Interest Expense,
                                                                Including      Other
                                                             Amortization of  Income      Income
                                                Intangible   Debt Financing (Expense), Tax Benefit
                                                Assets, Net       Costs         Net     (Expense)    Net Loss
                                                ----------- ---------------- --------  -----------   --------
Balance of March 31, 2001
 As previously reported.......................                  $ (6,864)      $      3    $   223  $ (8,630)
   Reclassification upon adoption of SFAS
     No. 145 .................................                      (263)
   Adjustment to interest expense, including
     amortization of debt financing costs.....                    (1,175)           (15)        15    (1,175)
                                                                --------       --------    -------  --------
 As revised...................................                  $ (8,302)      $    (12)   $   238  $ (9,805)
                                                                ========       ========    =======  ========

Balance of December 31, 2001
 As previously reported.......................   $312,246       $(33,945)                           $(33,470)
   Reclassification upon adoption of SFAS
     No. 145 .................................                      (335)
   Adjustment to interest expense, including
     amortization of debt financing costs.....        (10)        (1,175)                             (1,175)
                                                 --------       --------                            --------
 As revised...................................   $312,236       $(35,455)                           $(34,645)
                                                 ========       ========                            =========

11.      SUBSEQUENT EVENT

         On April 24, 2002, Nexstar's indirect parent, Nexstar Broadcasting Group, L.L.C., filed for an initial public offering with the SEC and will undertake a reorganization whereby Nexstar Broadcasting Group, L.L.C. and certain of its direct and indirect subsidiaries will be merged with and into, Nexstar Broadcasting Group, Inc., which will become the surviving corporation.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Balance Sheet as of March 31, 2002, Unaudited Consolidated Statement of Operations and Other Comprehensive Loss and other unaudited financial statements for the three months ended March 31, 2001 and 2002 and notes to related financial statements elsewhere in this report. The "forward-looking statements" in this discussion regarding the television broadcasting industry, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in the discussion are subject to numerous risks and uncertainties, including those described in Nexstar's Annual Report on Form 10-K/A for the year ended December 31, 2001. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," believe," "expect" or "anticipate" and other similar words. Our actual results may differ materially from those contained in any forward-looking statements.

We make references throughout our "Management's Discussion and Analysis of Financial Condition and Results of Operations" to comparisons on a "same station basis." These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months ended March 31, 2001 versus the three months ended March 31, 2002 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO, KTAB, KMID, KTAL, WCIA and WMBD. As used in the report, unless the context indicated otherwise, "Nexstar" refers to Nexstar Finance, L.L.C. and its consolidated subsidiaries including Nexstar Finance, Inc., "Mission Group" refers to Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. and all of their respective subsidiaries; and all references to "we," "our," and "us" refer, collectively, to Nexstar and the Mission Group.

INTRODUCTION

Nexstar owns and operates, through our subsidiaries, 14 television stations. Through various local service agreements with the Mission Group, we provide various management, sales or other services to additional television stations. The Mission Group entities are 100% owned by an independent third party. Collectively, these entities own and operate the following television stations:
WYOU, WFXP, KJTL and KJBO-LP. Additionally, through a time brokerage agreement, Mission of Joplin, a subsidiary of Mission, provides most of the programming and administrative services for KODE pending the purchase of KODE's assets in September 2002. Nexstar does not own the Mission Group television stations. In order for both Nexstar and the Mission Group to continue to comply with FCC regulations, the Mission Group must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of Nexstar Finance's guarantee of the Mission Group's debt and our arrangements under the local service agreements and purchase option agreements with the Mission Group, we are deemed under U.S. generally accepted accounting principles ("U.S. GAAP") to have a controlling financial interest in the Mission Group. Nexstar has entered into various service agreements with all of the Mission Group stations. Nexstar has a time brokerage agreement with WFXP, which allows us to program most of the station's broadcasting time, sell the station's advertising time and retain the advertising revenue generated by WFXP. Nexstar has a shared services agreement with KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar's right to receive certain payments from the Mission Group as described in the shared services agreements. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the shared services agreements with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a joint sales agreement, Nexstar has also acquired the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to the Mission Group. Nexstar has a shared services agreement with each of WYOU and KODE, which have terms substantially similar to the terms of the shared services agreements with KJTL and KJBO-LP. Nexstar's ability to receive cash from the Mission Group is governed by the agreements described above.

In addition to providing certain services to the Mission Group television stations, Nexstar also guarantees the debt of the Mission Group. The Mission Group is a guarantor of the senior credit facility entered into and the senior subordinated notes issued by Nexstar.

The owner of the Mission Group has granted to Nexstar a purchase option on each Mission Group entity to acquire the assets and liabilities of each entity for consideration equal to the greater of (1) seven times the station's broadcast cash flow less the amount of indebtedness as defined in the option agreement or
(2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of the Mission Group.

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

In addition, pursuant to an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. that became effective December 1, 2001, Nexstar provides engineering, production, sales and administrative services for WYZZ, the FOX affiliate in the Peoria-Bloomington, IL market. The parties share the combined broadcast cash flow generated by WYZZ and Nexstar-owned, WMBD. The outsourcing agreement expires in December 2008. It is non-cancelable until May 2003, at which time it may be canceled by either party upon 180 days written notice.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

The operating revenue of our stations is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network's programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to retain some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license, the latter is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

Advertising rates are based upon a program's popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area and the effectiveness of the station's sales force. Advertising rates are also determined by a station's overall ability to attract viewers in its market area, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 63.0% and 65.8% of our spot revenue for the three months ended March 31, 2001 and 2002, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station's market. National commission rates vary within the industry and are governed by each station's agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of revenue related to the advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their advertisements directly with our stations' local sales staff, thereby eliminating the agency commission.

The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years as a result of political advertising and advertising aired during the Olympic Games.

Nexstar Finance, L.L.C. Management's Discussion and Analysis
--------------------------------------------------------------------------------
The local service agreements, which were entered into during the fiscal year ended December 31, 2001, affect the year-to-year comparability of the operating results discussed below.

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

RECENT DEVELOPMENTS

On April 24, 2002, Nexstar's indirect parent, Nexstar Broadcasting Group, L.L.C., filed for an initial public offering with the SEC and will undertake a reorganization whereby Nexstar Broadcasting Group, L.L.C. and certain of its direct and indirect subsidiaries will be merged with and into, Nexstar Broadcasting Group, Inc., which will become the surviving corporation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability.

Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interest will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

HISTORICAL PERFORMANCE

REVENUE

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

                                                Three Months Ended March 31,
                                        -------------------------------------------
                                            2001                   2002
                                        ----------------------   ------------------
                                           Amount        %        Amount      %
                                        ----------   --------    --------  --------
                                                   (dollars in thousands)
Local                                   $   15,089       56.7  $   16,635      55.4
National                                     8,865       33.3       8,657      28.9
Political                                      105        0.4       2,604       8.7
Network compensation                         1,755        6.6       1,596       5.3
Other                                          790        3.0         507       1.7
                                          --------   --------    --------  --------

  Total gross revenue                       26,604      100.0      29,999     100.0
Less: Agency and national
  representative                             3,524       13.2       4,059      13.5
  commissions
                                          --------   --------    --------  --------

  Net broadcast revenue                     23,080       86.8      25,940      86.5
Trade and barter revenue                     2,525                  2,382
                                          --------               --------

  Total net revenue                     $   25,605             $   28,322
                                          ========               ========

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

                                                 Three Months Ended March 31,
                                        --------------------------------------------
                                            2001                   2002
                                        ---------------------    -------------------
                                           Amount        %         Amount       %
                                        ----------   --------    ---------  --------
                                                    (dollars in thousands)
Total net revenue                       $   25,605      100.0  $    28,322     100.0
Operating expenses:
  Corporate expenses                           787        3.1          922       3.3
  Station direct operating expenses,         7,323       28.6        7,811      27.6
  net of trade
  Selling, general and                       6,338       24.8        7,612      26.9
  administrative expenses
  Trade and barter expense                   2,565       10.0        2,348       8.3
  Depreciation and amortization              8,357       32.6        6,407      22.6
  Amortization of broadcast
  rights, excluding barter                   2,012        7.9        1,926       6.8
                                          --------               ---------

     Income (loss) from operations      $  (1,777)             $     1,296
                                          ========               =========

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

 THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net broadcast revenue for the three months ended March 31, 2002 was $25.9 million, an increase of $2.8 million, compared to $23.1 million for the three months ended March 31, 2001. An increase in net broadcast revenue of $1.8 million was attributed to stations for which a local service arrangement was initiated after January 1, 2001. On a same station basis, net broadcast revenue for the three months ended March 31, 2002 was $24.1 million as compared to $23.1 million for March 31, 2001, an increase of 4.3%. Of this increase, $1.9 million was political revenue resulting from election campaigns in most of our markets offset, in part, by a decline in national revenue of $0.5 million and the renewals of network affiliation agreements at five of our stations which resulted in a decrease in network compensation of $0.3 million, on a same station basis.

Station direct operating expenses, consisting primarily of news, engineering, and programming, and selling, general and administrative expenses, net of trade, for the three months ended March 31, 2002 were $15.4 million, compared to $13.7 million for the three months ended March 31, 2001, an increase of $1.7 million. Of the $1.7 million increase in direct operating expenses, $1.6 was attributed to stations for which a local service arrangement was initiated after January 1, 2001. On a same station basis, operating expenses for the three months ended March 31, 2002 were $13.8 million as compared to $13.7 million for the three months ended March 31, 2001.

Corporate expenses, related to costs associated with the centralized management of our stations, for the three months ended March 31, 2002 were $0.9 million, compare to $0.8 million for the three months ended March 31, 2001, an increase of $0.1 million. The increase was primarily attributed to an increase in professional fees and the accrual of discretionary bonuses.

Amortization of broadcast rights, excluding barter, for the three months ended March 31, 2002 was $1.9 million, compared to $2.0 million for the three months ended March 31, 2001, relatively flat with the prior year. The stations for which a local service arrangement was initiated after January 1, 2001 had no material effect on amortization of broadcast rights.

Depreciation of property and equipment was $3.1 million for the three months ended March 31, 2002, compared to $2.9 million for the three months ended March 31, 2001, an increase of $0.2 million. The increase in depreciation was attributed to the depreciation of ongoing capital expenditures at the stations. The stations for which a local service arrangement was initiated after January 1, 2001 had no material effect on depreciation. The amortization of intangibles was $3.3 million for the three months ended March 31, 2002, compared to $5.4 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets, including goodwill.

Income from operations for the three months ended March 31, 2002 was $1.3 million, compared to a loss from operations of $1.8 million for the three months ended March 31, 2001. Of the $3.1 million improvement, approximately $0.3 million was attributed to income from operations from stations for which a local service arrangement was initiated after January 1, 2001. On a same station basis, income from operations for the three months ended March 31, 2002 was $1.0 million, as compared to a loss from operations of $1.8 million for the three months ended March 31, 2001. The $3.1 million improvement in income from operations

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

is primarily a result of the elimination of amortization for indefinite-lived intangible assets, including goodwill ($2.2 million) and higher net revenue from political advertising.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2002 was $8.7 million, compared to $8.3 million for the same period in 2001. The increase was primarily attributed to the increase in the cost of funds as a result of the issuance of the senior subordinated notes. Interest expense for the three months ended March 31, 2001 includes a reclassification of $1.4 million previously classified as an extraordinary loss from refinancing the credit facilities.

As a result of the factors discussed above, our net loss was $6.5 million for the three months ended March 31, 2002, compared to $9.8 million for the same period in 2001, a decrease in net loss of $3.3 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, cash and cash equivalents were $14.1 million compared to $3.1 million as of March 31, 2001.

Our primary sources of liquidity are cash flows from operating activities, borrowings from our senior credit facilities and capital contributions. Cash flows provided by operating activities were $9.6 million for the three months ended March 31, 2002, compared to cash flows used for operating activities of $0.9 million for the three months ended March 31, 2001. The comparative increase in cash flows provided by operations of $10.5 million is primarily due to the timing of payments made or received on operating assets and liabilities along with improved operating results for the three months ended March 31, 2002 compared to the same period in 2001.

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

Cash flows used for investing activities was $2.4 million for the three months ended March 31, 2002, as compared to $110.4 million for the three months ended March 31, 2001. Investing activities for the three months ended March 31, 2002 was the result of ongoing equipment purchases. Investing activities for the same period in 2001 were the result of purchasing WCIA and WMBD for approximately $108.0 million and ongoing equipment purchases.

     Cash flows provided by financing activities were $1.0 million for the three months ended March 31, 2002, compared to $111.7 million for the three months ended March 31, 2001. The change in cash flows from financing activities for the three months ended March 31, 2002 was primarily the result of revolver borrowings of $2.5 million and a distribution to Nexstar's parent company, Nexstar Broadcasting Group, L.L.C. of $1.4 million. For the three months ended March 31, 2001, the change in cash flows from financing activities was the result of (1) borrowings under the new senior credit facilities of $278.8 million, (2) borrowings of $153.6 million under the senior subordinated notes issued in March 2001, (3) additional equity proceeds of $75.0 million (net of a $30.0 distribution), which were used to assist in financing the January 2001 acquisition, less the repayment of the existing senior credit facilities, and
(4) transaction and financing costs of approximately $14.1 million. As of March 31, 2002, there were $66.4 million of unused commitments under the senior credit facilities, of which $15.0 million was available on the Term A facility. However, of the $66.4 million of unused commitments, approximately $28.0 million could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements and indentures governing our senior credit facilities, the senior subordinated notes and the senior discount notes at March 31, 2002.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow and availability under our credit facilities should result in our having adequate cash resources to meet our future requirements for working capital, capital expenditures and debt service.

DIGITAL CONVERSION

     FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time, through December 1, 2002, to begin digital operations at all of the stations except WCIA and WCFN, which met the May 1, 2002 deadline. Nexstar and the Mission Group have received further extensions of time until May 1, 2003 for the seven Nexstar-owned stations and three Mission-owned stations which did not meet the December 1, 2002 deadline. Our most recent estimate is that the digital conversion will require an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. There were no expenditures for digital conversion in 2001 and $0.2 million for the three months ended March 31, 2002. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142. Goodwill and Other Intangible Assets. On January 1, 2002 we adopted SFAS No. 141 and SFAS No. 142. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or

Nexstar Finance, L.L.C.
Management's Discussion and Analysis
--------------------------------------------------------------------------------

circumstances change which would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the discontinuation of amortization of goodwill and FCC licenses; however, we will be required to test goodwill and FCC licenses for impairment under the new standard during 2002, which could have an adverse effect on the future results of operations if an impairment occurs.

SFAS No.142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We will complete that first step of the goodwill impairment test during the second quarter of 2002 using the discounted cash flow method to estimate the fair value of each station. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment test of goodwill will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002 and will require restatement of the first quarter of 2002. We have not yet determined what effect the goodwill impairment test will have on our earnings and financial position. During the year ended December 31, 2001, we incurred goodwill amortization expense of $2.8 million.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Nexstar adopted SFAS No. 145 effective for the year ended December 31, 2002 and as a result has reclassified $1.4 million of extraordinary loss from the refinancing of credit facilities to interest expense for the three months ended March 31, 2001.

Nexstar Finance, L.L.C.

--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. There has been no material change in the disclosures about our sensitivities to market risks since December 31, 2001.

At March 31, 2002, we had in effect three interest rate swap agreements, with commercial banks, with notional amounts of $93.3 million, $20.0 million and $60.0 million. Our $93.3 million and $20.0 million interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The $60.0 million swap agreement requires us to pay a floating rate and receive a fixed rate. The differential to be paid or received on the swaps is accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counter-party. The net fair value of the interest rate swap agreements, which represent the cash that we would pay to settle the agreements, was approximately $1.3 million and $2.4 million at March 31, 2002 and December 31, 2001, respectively.

Nexstar Finance, L.L.C.

--------------------------------------------------------------------------------

                                    PART II

ITEM 1. LEGAL PROCEEDINGS
       Not applicable.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
       Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
       Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       Not applicable
ITEM 5. OTHER INFORMATION
       Not applicable
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibit
         10.27 Form of Guaranty for loan to Perry A. Sook. (Incorporated by reference to Exhibit 10.27 to Quarterly Report on Form 10-Q (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)
         99.1      Certification of Perry A. Sook pursuant to 18 U.S.C. (S)1350.
         99.2      Certification of G. Robert Thompson pursuant to 18 U.S.C. (S)
                   1350.
     (b) Reports on Form 8-K.
          None.

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

                                    Nexstar Finance, L.L.C.
                                    Nexstar Finance, Inc.

                                     /s/ Perry A. Sook
                                    __________________________________________
                                    By:   Perry A. Sook
                                    Its:  President and Chief Executive Officer

                                     /s/ G. Robert Thompson
                                    __________________________________________
                                    By:   G. Robert Thompson
                                    Its:  Chief Financial Officer

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