Form 10-Q
period 2004-03-31
NEXSTAR BROADCASTING INC
filed 2004-05-14
CIK 1142125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                          to

Commission File Number: 333-62916-01

NEXSTAR BROADCASTING, INC.

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

As of May 6, 2004, Nexstar Broadcasting, Inc. had 1,000 shares of common stock outstanding, all of which were owned by Nexstar Finance Holdings, Inc. Accordingly there is no public trading market for its common stock. Nexstar Broadcasting, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXSTAR BROADCASTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004
	(Unaudited) (dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,621	$17,065
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $966, respectively	44,852	41,827
Current portion of broadcast rights	19,026	12,948
Prepaid expenses and other current assets	1,917	1,932
Deferred tax assets	43	43

Total current assets	76,459	73,815
Property and equipment, net	91,818	89,163
Restricted cash	800	800
Broadcast rights	7,446	6,709
Due from parent entities	6,014	5,805
Other noncurrent assets	12,160	12,317
Goodwill, net	135,899	136,005
Intangible assets, net	398,352	390,862

Total assets	$728,948	$715,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$1,950	$1,950
Current portion of broadcast rights payable	18,509	12,400
Accounts payable	9,942	6,544
Accrued expenses	18,627	17,101
Taxes payable	308	391
Interest payable	4,840	12,025
Deferred revenue	1,078	1,759
Deferred tax liabilities	1,047	—

Total current liabilities	56,301	52,170
Debt	486,871	519,386
Broadcast rights payable	9,002	8,405
Deferred tax liabilities	26,171	28,032
Deferred revenue	3,743	3,886
Deferred gain on sale of assets	7,372	7,264
Other liabilities	4,889	4,432

Total liabilities	594,349	623,575

Commitments and contingencies (Note 8)
Minority interest in consolidated entity	19,486	19,134

Stockholders’ equity (deficit):
Common stock—$0.01 par value, authorized 1,000 shares; issued and outstanding 1,000 shares at December 31, 2003 and March 31, 2004, respectively	—	—
Additional paid-in capital	453,266	418,469
Accumulated deficit	(338,153)	(345,702)

Total stockholders’ equity	115,113	72,767

Total liabilities and stockholders’ equity	$728,948	$715,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2004
	(Unaudited) (dollars in thousands)
Revenue (excluding trade and barter)	$48,301	$56,427
Less: commissions	(6,207)	(7,459)

Net broadcast revenue (excluding trade and barter)	42,094	48,968
Trade and barter revenue	5,160	5,268

Total net revenue	47,254	54,236

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	14,445	15,472
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	15,176	16,717
Merger related expenses	—	456
Amortization of broadcast rights	6,301	6,887
Amortization of intangible assets	5,643	6,920
Depreciation	5,113	5,123

Total operating expenses	46,678	51,575

Income from operations	576	2,661
Interest expense, including amortization of debt financing costs	(10,940)	(10,520)
Loss on extinguishment of debt	(5,814)	—
Interest income	69	16
Other income (expenses), net	1,010	759

Loss before income taxes	(15,099)	(7,084)
Income tax expense	(307)	(952)

Loss before minority interest in consolidated entity	(15,406)	(8,036)
Minority interest in consolidated entity	—	487

Net loss	$(15,406)	$(7,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2004
	(Unaudited) (dollars in thousands)
Cash flows provided by operating activities	$11,039	$11,178

Cash flows from investing activities:
Additions to property and equipment, net	(3,353)	(2,418)
Proceeds from sale of assets	—	1
Acquisition of broadcast properties and related transaction costs	(18)	—
Down payment on acquisition of stations	(39,950)	—

Net cash used for investing activities	(43,321)	(2,417)

Cash flows from financing activities:
Proceeds from debt issuance	185,000	—
Repayment of long-term debt	(165,956)	(488)
Proceeds from revolver draws	26,650	33,000
Payments for debt finance costs	(4,901)	(32)
Capital contributions	71,371	—
Distributions	(1,520)	(34,797)

Net cash provided by (used for) financing activities	110,644	(2,317)

Net increase in cash and cash equivalents	78,362	6,444
Cash and cash equivalents at beginning of period	29,133	10,621

Cash and cash equivalents at end of period	$107,495	$17,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXSTAR BROADCASTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Nexstar and independently-owned Mission Broadcasting, Inc. (“Mission”) (collectively, the “Company”). Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC and KHMT. In addition, Mission provides most of the programming for WBAK, which was owned by Bahakel Communications until April 6, 2004, pursuant to a TBA. Nexstar has a TBA with each of WFXP and KHMT, which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated by WFXP and KHMT in exchange for monthly payments to Mission. Nexstar has SSAs with each of KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. Pursuant to the JSAs, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK in return for monthly payments to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. Nexstar anticipates that it will continue to receive substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK under these agreements. Nexstar has SSAs with each of WYOU, KODE, KRBC and KSAN which have terms substantially similar to the terms of the SSAs with KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. Nexstar’s ability to receive cash from Mission is governed by these agreements.

Additionally, Mission’s shareholder has granted Nexstar purchase options to acquire the assets and liabilities of each Mission station. These option agreements are freely exercisable or assignable by Nexstar without the consent or approval of Mission’s shareholder.

Nexstar does not own Mission or Mission’s television stations; however, as a result of the service arrangements, debt guarantees (see Note 6), and option agreements with Mission, Nexstar is deemed to have a controlling financial interest in them under U.S. generally accepted accounting principles (“U.S. GAAP”) while complying with the Federal Communications Commission’s (“FCC”) rules regarding ownership limits in television markets. Additionally, Nexstar has evaluated the impact of accounting for Mission under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) and has determined that Nexstar will be required to continue consolidating Mission’s financial position, results of operations and cash flows under U.S. GAAP. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. Nexstar has entered into various service agreements with all of Mission’s stations.

        On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed the acquisition of all the direct and indirect subsidiaries of Quorum Broadcast Holdings, LLC (“Quorum”). The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries with and into Nexstar Broadcasting Group, Inc. and a contribution to and subsequent merger of Quorum’s indirect subsidiaries with and into Nexstar. The merger constituted a tax-free reorganization and has been accounted for as a merger of entities under common control in a manner similar to the pooling of interests. Accordingly, Nexstar’s financial statements herein have been restated to include the financial results of all of the Quorum subsidiaries for all periods presented. Common control exists because ABRY Partners, L.L.C., our ultimate parent’s principal stockholder, through its various funds both before and after the merger holds more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in relation to FASB No. 141.”

Additionally, on December 30, 2003, Mission completed the acquisition of VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). Prior to December 30, 2003, Quorum provided

NEXSTAR BROADCASTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

management, sales or other services under local service agreements with VHR and Mission of Amarillo that were substantially similar to Nexstar’s local service agreements with Mission. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo.

The condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2003 and 2004 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2003. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

All intercompany account balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise noted, all dollars are in thousands.

3.    Acquisitions

The stations listed below were acquired by Nexstar or Mission in 2003. Each acquisition was accounted for under the purchase method, and accordingly the condensed consolidated financial statements include the operating results of each business from the date of acquisition.

Station	Network Affiliation	Location	Date Acquired	Acquired By
KRBC (1)	NBC	Abilene-Sweetwater, Texas	June 13, 2003	Mission
KSAN (1)	NBC	San Angelo, Texas	June 13, 2003	Mission
KARK (2)	NBC	Little Rock-Pine Bluff, Arkansas	August 1, 2003	Nexstar
WDHN (2)	ABC	Dothan, Alabama	August 1, 2003	Nexstar

(1)	Operations under a local marketing agreement commenced on January 1, 2003 and terminated on the date of acquisition.
(2)	Operations under a time brokerage agreement commenced on February 1, 2003 and terminated on the date of acquisition.

The selected unaudited pro forma consolidated information for the three months ended March 31, 2003 and 2004, determined as if the acquisitions had occurred on January 1, of each year as follows:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net broadcast revenue (excluding trade and barter)	$42,094	$43,360	$48,968	$48,968
Total net revenue	47,254	48,520	54,236	54,236
Income (loss) from operations	576	(1,027)	2,661	2,661
Loss before minority interest in consolidated entity	(15,406)	(17,259)	(8,036)	(8,036)
Net loss	(15,406)	(17,259)	(7,549)	(7,549)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

NEXSTAR BROADCASTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Operating and Management Agreements

WYZZ

Effective December 1, 2001, Nexstar entered into an outsourcing agreement with a subsidiary of Sinclair Broadcast Group, Inc. (“Sinclair”) to provide certain engineering, production, sales and administrative services for WYZZ, the Fox affiliate in Peoria, Illinois. Nexstar has evaluated its arrangement with Sinclair under FIN No. 46 and has determined that it is not the primary beneficiary of WYZZ. The net revenue of WYZZ was $0.8 million for the three months ended March 31, 2004.

WBAK

Effective May 9, 2003, Mission entered into a time brokerage agreement with Bahakel Communications and certain of its subsidiaries relating to WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the time brokerage agreement terminated upon purchase of the station on April 6, 2004. Mission has evaluated its arrangement with Bahakel Communication under FIN No. 46 and has determined that it is the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003, and pursuant to FIN No. 46, Bahakel’s ownership is currently reflected as minority interest in these condensed consolidated financial statements. As of March 31, 2004, total assets of $3.5 million related to WBAK are included in the condensed consolidated balance sheet herein due to the provisions of FIN No. 46. The net revenue of WBAK was $0.6 million for the three months ended March 31, 2004.

KPOM/KFAA

On October 13, 2003, Nexstar entered into a purchase agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. Operations under a time brokerage agreement between Nexstar and J.D.G. Television, Inc. began on October 16, 2003. The acquisition is expected to close in the third quarter of 2004, subject to FCC consent. Nexstar has evaluated its arrangement with J.D.G. Television, Inc. under FIN No. 46 and has determined that it is the primary beneficiary of KPOM/KFAA. The Company has therefore consolidated the financial position and results of operations of KPOM/KFAA since October 16, 2003, and pursuant to FIN No. 46, J.D.G. Television, Inc.’s ownership is currently reflected as minority interest in these condensed consolidated financial statements. As of March 31, 2004, total assets of $16.6 million related to KPOM/KFAA are included in the condensed consolidated balance sheet herein due to the provisions of FIN No. 46. The net revenue of KPOM/KFAA was $1.3 million for the three months ended March 31, 2004.

Under these agreements, the Company pays for certain operating expenses of the respective stations, except for WYZZ, and therefore may have unlimited exposure to any potential operating losses. Mission is responsible for reimbursing all of the operating expenses at WBAK and may ultimately have unlimited exposure to potential operating losses. Nexstar is responsible for reimbursing all of the operating expenses at KPOM/KFAA and may ultimately have unlimited exposure to potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services, joint sales and outsourcing agreements until the termination of such agreements. Termination of the time brokerage agreements typically occurs on consummation of the acquisitions of the stations. Additionally, Nexstar or Mission, as applicable, indemnifies the owners of the stations from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments Nexstar or Mission could be required to make for such indemnification is undeterminable at this time.

5.    Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2003	March 31, 2004
		(Unaudited)
Network affiliation agreements	15	$327,170	$327,111
FCC licenses	indefinite	158,098	158,098
Debt financing costs	term of debt	14,817	14,278
Other intangible assets	1-15	44,394	40,162

		544,479	539,649
Less: accumulated amortization		(146,127)	(148,787)

Intangible assets, net of accumulated amortization		398,352	390,862
Goodwill	indefinite	135,899	136,005

Intangible assets and goodwill, net		$534,251	$526,867

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the year ended December 31, 2003 and three months ended March 31, 2004 was $24.9 million and $6.9 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements

NEXSTAR BROADCASTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Intangible Assets and Goodwill—(Continued)

without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at both December 31, 2003 and March 31, 2004 was $135.9 million. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2003. These tests resulted in no impairment being recognized. As of March 31, 2004, the Company did not identify any events that triggered any impairment assessment.

6.    Debt

Long-term debt consists of the following:

	December 31, 2003	March 31, 2004
Term loans	$195,000	$194,513
Revolving credit facilities	10,000	43,000
12% senior subordinated notes due 2008, net of discount of $4,486 and $4,287	155,514	155,713
7% senior subordinated notes due 2014	125,000	125,000
SFAS No. 133 hedge accounting adjustment	3,307	3,110

	488,821	521,336
Less: current portion	(1,950)	(1,950)

	$486,871	$519,386

The Nexstar Senior Secured Credit Facilities

Nexstar’s senior secured credit facilities (the “Nexstar Facilities”) consist of a $55.0 million term loan and a $50.0 million revolver. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2004, Nexstar had outstanding $54.8 million on its term loan and $40.0 million under its revolver. Interest rates associated with the Nexstar Facilities are based, at the option of Nexstar, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.36% to 4.15% at March 31, 2004). Based on borrowing rates currently available to Nexstar for bank loans with similar terms and average maturities, the fair value of Nexstar’s credit facilities approximates its carrying value.

The Mission Senior Secured Credit Facilities

Mission’s senior secured credit facilities (the “Mission Facilities”) consist of a $140.0 million term loan and a $30.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2004, Mission had outstanding $139.7 million on its term loan and $3.0 million under its revolver. Interest rates associated with the Mission Facilities are based, at the option of Mission, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.36% to 4.15% at March 31, 2004). Based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities, the fair value of Mission’s credit facilities approximates its carrying value.

Cross Guarantees of Debt

Nexstar guarantees full payment of any obligations under Mission’s senior secured credit facilities in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facilities entered into and the senior subordinated notes issued by Nexstar.

NEXSTAR BROADCASTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Debt—(Continued)

Registration

On May 13, 2004, the $125.0 million of 7% senior subordinated notes issued by the Company on December 30, 2003 were registered under the Securities Act of 1933 pursuant to a registration rights agreement.

Debt Covenants

The bank debt agreements and the notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditure limits, cash payments for broadcast rights limits and other restrictions. The covenants are formally calculated on a quarterly basis. The Company was in compliance with such covenants at March 31, 2004.

Debt Financing Costs

The refinancing of the senior secured credit facilities for Nexstar and Mission resulted in the write off of $5.8 million during the first quarter of 2003 of certain debt financing costs previously capitalized. The redemption of the 16% notes resulted in the write off of $0.9 million during the first quarter of 2004 of certain debt financing costs previously capitalized. These amounts are included in loss on extinguishment of debt.

Interest Rate Swap Agreements

At March 31, 2004, Nexstar had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreements, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of Nexstar’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in a recognition of $0.7 million and $0.2 million, respectively, in other income for the three months ended March 31, 2004 and 2003. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreement representing the cash Nexstar would pay to settle the agreement was approximately $2.6 million and $3.3 million at March 31, 2004 and December 31, 2003, respectively.

On June 13, 2003, the Company terminated the notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the three months ended March 31, 2003, other income and expense includes a gain of $0.7 million from marking-to-market this derivative instrument.

On June 13, 2003, Quorum entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates are 2.5% and 0.88%, respectively. The net fair value of the agreement as of March 31, 2004 is not material. This agreement was terminated on April 5, 2004.

7.    Income Taxes

Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), those deferred tax liabilities will no longer reverse on a scheduled basis. Accordingly, the Company’s provision for income taxes is primarily created by an increase in the valuation allowance against the increase in the net deferred tax assets position during the year. This expense has no impact on the Company’s cash flows.

8.    Commitments and Contingencies

Digital Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. The Company received extensions of time to begin digital operations at all

NEXSTAR BROADCASTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments and Contingencies—(Continued)

of the stations it owns except WCIA and WCFN, which met the May 1, 2002 deadline, Nexstar owned WQRF and WFXV and Mission owned WFXP, which were not required to seek an extension of time because the FCC has not yet issued a DTV construction permit to these stations. As of July 1, 2003, all of our and Mission’s stations are broadcasting a low-power DTV signal, except WFXV and WQRF, which are not required to do so. WYZZ, which is owned by Sinclair Broadcast Group, Inc., also is broadcasting a low-power digital television signal. WBAK, which Mission acquired from Bahakel Communications on April 6, 2004, had an extension of time until March 24, 2004 and timely requested a further extension to construct digital facilities from the FCC, which request remains pending. KPOM, which Nexstar is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, is broadcasting a low-power digital signal. KFAA, which Nexstar also is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, has not yet initiated digital broadcasting. KFAA had until March 4, 2004 to construct DTV facilities. KFAA has applied for an extension of time to construct digital facilities and will have at least six months from the date the FCC acts on its application to construct its digital facilities. If the FCC denies these requests for extension the licensee will have six months to complete construction of DTV facilities and will be required to report to the FCC on construction during this period. If the station is not broadcasting a digital signal by the end of this six-month period, the licensee could be subject to further sanctions, including, eventually, loss of its DTV construction permit. WUTR, which Mission acquired from a subsidiary of Clear Channel Communications on April 1, 2004, is broadcasting a full-power DTV signal as of February 17, 2004. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $1.3 million and $11 thousand, respectively, for the three months ended March 31, 2003 and 2004. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

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

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results or operations.

9.    Condensed Consolidating Financial Information

As a result of the service agreements, options and debt guarantees between Nexstar and Mission, as described in Note 2, Note 4 and Note 6, the financial position, results of operations and cash flows of Nexstar and Mission are consolidated.

The notes and borrowings under amounts drawn against the senior secured credit facilities are guaranteed on a joint and several, full and unconditional basis, by Nexstar, its wholly-owned subsidiaries and by Mission (See Note 6).

Nexstar has no independent assets or operations. All of its subsidiaries are wholly-owned by Nexstar and are guarantors of Nexstar’s debt. Therefore, Nexstar has included consolidated information with respect to its subsidiaries in the column entitled “Nexstar.”

The following 2004 and 2003 condensed consolidating financial information presents the financial position, results of operations and cash flows of Nexstar and Mission, as well as the consolidating entries needed to arrive at the information for the Company on a consolidated basis. The consolidating entries consist of fees and reimbursable expenses charged between Nexstar and Mission as a result of the local service arrangements or the unpaid balances of these charges.

NEXSTAR BROADCASTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Condensed Consolidating Financial Information—(Continued)

Balance Sheet

March 31, 2004

	Nexstar	Mission	Consolidating Entries	Consolidated Company
ASSETS
Current assets	$97,997	$7,003	$(31,185)	$73,815
Property and equipment, net	75,766	13,397	—	89,163
Other noncurrent assets	21,173	4,458	—	25,631
Intangible assets and goodwill, net	438,051	88,816	—	526,867

Total assets	$632,987	$113,674	$(31,185)	$715,476

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities	$46,853	$36,502	$(31,185)	$52,170
Debt	378,136	141,250	—	519,386
Other liabilities and minority interest in consolidated entity	58,759	12,394	—	71,153
Shareholder’s equity	149,239	(76,472)	—	72,767

Total liabilities and shareholder’s equity	$632,987	$113,674	$(31,185)	$715,476

Balance Sheet

December 31, 2003

	Nexstar	Mission	Consolidating Entries	Consolidated Company
ASSETS
Current assets	$99,967	$8,466	$(31,974)	$76,459
Property and equipment, net	77,735	14,158	(75)	91,818
Other noncurrent assets	21,143	5,277	—	26,420
Intangible assets and goodwill, net	444,108	90,143	—	534,251

Total assets	$642,953	$118,044	$(32,049)	$728,948

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities	$50,195	$38,080	$(31,974)	$56,301
Debt	345,271	141,600	—	486,871
Other liabilities and minority interest in consolidated entity	58,030	12,633	—	70,663
Shareholder’s equity	189,457	(74,269)	(75)	115,113

Total liabilities and shareholder’s equity	$642,953	$118,044	$(32,049)	$728,948

Statement of Operations

For the Three Months Ended March 31, 2004

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net revenue	$52,869	$7,886	$(6,519)	$54,236
Operating expenses	49,432	8,662	(6,519)	51,575

Income (loss) from operations	3,437	(776)	—	2,661
Interest expense	(9,170)	(1,350)	—	(10,520)
Interest income and other income, net	738	37	—	775

Loss before income taxes	(4,995)	(2,089)	—	(7,084)
Income tax benefit (expense)	(680)	(272)	—	(952)

Loss before minority interest in consolidated entity	(5,675)	(2,361)	—	(8,036)
Minority interest in consolidated entity	329	158	—	487

Net loss	$(5,346)	$(2,203)	$—	$(7,549)

NEXSTAR BROADCASTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Condensed Consolidating Financial Information—(Continued)

Statement of Operations

For the Three Months Ended March 31, 2003

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net revenue	$47,445	$6,620	$(6,811)	$47,254
Operating expenses	46,347	7,142	(6,811)	46,678

Income (loss) from operations	1,098	(522)	—	576
Interest expense	(8,874)	(2,066)	—	(10,940)
Loss on extinguishment of debt	(4,783)	(1,031)	—	(5,814)
Interest income and other income, net	599	480	—	1,079

Loss before income taxes	(11,960)	(3,139)	—	(15,099)
Income tax benefit (expense)	39	(346)	—	(307)

Net loss	$(11,921)	$(3,485)	$—	$(15,406)

Statement of Cash Flows

For the Three Months Ended March 31, 2004

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net cash provided by (used for) operating activities	$11,557	$(379)	$—	$11,178

Cash flows from investing activities:
Additions to property and equipment, net	(2,407)	(10)	—	(2,417)

Net cash used for investing activities	(2,407)	(10)	—	(2,417)

Cash flows from financing activities:
Proceeds from revolver draws	33,000	—	—	33,000
Repayment of long-term debt	(138)	(350)	—	(488)
Payments for debt finance costs	(24)	(8)	—	(32)
Dividends paid to parent	(34,797)	—	—	(34,797)

Net cash used for financing activities	(1,959)	(358)	—	(2,317)

Net increase (decrease) in cash and cash equivalents	7,191	(747)	—	6,444
Cash and cash equivalents at beginning of period	8,764	1,857	—	10,621

Cash and cash equivalents at end of period	$15,955	$1,110	$—	$17,065

NEXSTAR BROADCASTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Condensed Consolidating Financial Information—(Continued)

Statement of Cash Flows

For the Three Months Ended March 31, 2003

	Nexstar	Mission	Consolidating Entries	Consolidated Company
Net cash provided by operating activities	$7,171	$3,868	$—	$11,039

Cash flows from investing activities:
Additions to property and equipment, net	(3,042)	(311)	—	(3,353)
Acquisitions of broadcast properties and related transaction costs	(39,950)	(18)	—	(39,968)

Net cash used for investing activities	(42,992)	(329)	—	(43,321)

Cash flows from financing activities:
Proceeds from debt issuance	130,000	55,000	—	185,000
Repayment of long-term debt	(108,056)	(57,900)	—	(165,956)
Proceeds from revolver draws	25,000	1,650	—	26,650
Payment for debt finance costs	(3,418)	(1,483)	—	(4,901)
Distributions, net	(1,520)	—	—	(1,520)
Capital contributions	71,371	—	—	71,371

Net cash provided by (used for) financing activities	113,377	(2,733)	—	110,644

Net increase in cash and cash equivalents	77,556	806	—	78,362
Cash and cash equivalents at beginning of period	28,607	526	—	29,133

Cash and cash equivalents at end of period	$106,163	$1,332	$—	$107,495

10.    Employee Benefits

Retirement Savings Plans

Nexstar, Mission, Quorum and VHR have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of Nexstar and Mission and former employees of Quorum and VHR who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of Nexstar and Mission. Quorum and VHR made contributions amounting to $37 thousand and $0.1 million, respectively, for the three months ended March 31, 2003 and 2004. The Quorum 401(k) plan was merged into the Nexstar 401(k) plan on March 15, 2004. The VHR plan merged into the Mission 401(k) plan on March 29, 2004.

11.    Related Party Transactions

Quorum paid ABRY a management fee for financial and other advisory services. Management fees paid to ABRY approximated $0.1 million for the three months ended March 31, 2003, and are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

VHR paid compensation to the former principal stockholder and officer of VHR approximately $25 thousand for the three months ended March 31, 2003, which is included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

Mission paid compensation to the principal stockholder of Mission, in the amount of $57 thousand and $64 thousand, respectively, for the three months ended March 31, 2003 and 2004, which is included in selling, general and administrative expenses.

NEXSTAR BROADCASTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Subsequent Events

WUTR Acquisition

On April 1, 2004, Mission purchased substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under its senior credit facilities. Mission paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowings of $2.9 million under its senior credit facilities. Mission entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10,000 per month. Mission also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising revenue in return for payments to Mission equal to 70% of the WUTR revenue collected each month.

WBAK Acquisition

On April 6, 2004, Mission purchased substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, from Bahakel Communications for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under its senior credit facilities. Mission paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under its senior credit facilities.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated balance sheet as of March 31, 2004, unaudited condensed consolidated statements of operations and other unaudited condensed financial statements for the three months ended March 31, 2003 and 2004 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in Nexstar’s Annual Report on Form 10-K for the year ended December 31, 2003. The forward-looking statements are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned or provided services to at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months ended March 31, 2004 versus the three months ended March 31, 2003 include the following stations: WYOU, KQTV, WTWO, WBRE, KFDX, KSNF, KBTV, WJET, WFXP, WROC, KJTL, KJBO-LP, KTAB, KMID, KTAL, WCIA, WMBD, WYZZ, KODE, WCFN, KRBC, KSAN (formerly KRBC), WHAG, KDEB, WFFT, KAMR, WQRF, KARD, KLBK, WFXV, WPNY-LP, KSVI, WTVW, KOLR, KCIT, KCPN-LP, KAMC and KHMT. As used in the report, unless the context indicates otherwise, “Nexstar” refers to Nexstar Broadcasting, Inc., and “Mission” refers to Mission Broadcasting, Inc. All references to “we,” “our,” and “us” refer to Nexstar.

Introduction

We own and operate 27 television stations. Through various local service agreements with Mission Broadcasting, Inc. (“Mission”), we currently provide various management, sales or other services to additional television stations. Mission is 100% owned by an independent third party. Mission currently owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN, KOLR, KCIT, KCPN-LP, KAMC and KHMT. Mission completed the acquisition of substantially all of the assets of television stations WUTR and WBAK on April 1, 2004 and April 6, 2004, respectively. We do not own or control Mission or its television stations. In order for both us and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations. However, as a result of our guarantee of Mission’s debt and our arrangements under the local service agreements and purchase option agreements with Mission described below, we are deemed under U.S. generally accepted accounting principles (“U.S. GAAP”) to have a controlling financial interest in Mission.

Nexstar’s ability to receive cash from Mission is governed by the following local service agreements:

•	We have a time brokerage agreement (“TBA”) with each of WFXP and KHMT, which allows us to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated by WFXP and KHMT in exchange for monthly payments to Mission.

•	We have shared services agreements (“SSA”) with each of KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK, which allows the sharing of services, including news production, technical maintenance and security, in exchange for our right to receive certain payments from Mission as described in the SSAs. Through joint sales agreements (“JSA”), we have also acquired the rights to sell and receive the revenue from the advertising time on KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK in return for monthly payments to Mission. The arrangements under these agreements have had the effect of us receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. We anticipate that we will continue to receive substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK under these agreements.

•	We have SSAs with each of WYOU, KODE, KRBC and KSAN, which have terms substantially similar to the terms of the SSAs with KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK.

•	We have JSAs with each of WYOU, KODE, KRBC and KSAN, the terms of which will begin only at the later of (a) the 10th day after our written notice to Mission and (b) the satisfaction of requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The terms of these JSAs are substantially similar to the terms of our JSAs with KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK.

In addition to the above local service agreements, we also guarantee Mission’s senior secured credit facilities. Similarly, Mission is a guarantor of the senior secured credit facilities entered into and the senior subordinated notes issued by us.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 67.5% and 67.8% of Nexstar’s consolidated spot revenue (including Mission) for the three months ended March 31, 2003 and March 31, 2004, respectively, was generated from local advertising. The remainder of Nexstar and Mission’s advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the stations’ local sales staff, thereby eliminating the agency commission.

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

Industry Trends

Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, the U.S. advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising (“TVB”). This was primarily the result of the war in Iraq, which began in the first quarter of 2003. The market began to stabilize and showed signs of recovery towards the end of the year and we believe that the recovery will continue in 2004. Our net broadcast revenue on a same station basis increased 10.1% from $39.4 million in the first quarter of 2003 to $43.4 million in the first quarter of 2004. These results are consistent with the overall market as evidenced by the 9.3% increase in the market time sales for the first quarter of 2004 as reported by the TVB.

Also, political revenue is a factor when comparing our period to period results. During an election year (even numbered years), political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 is a presidential election year and political revenue during a presidential election year is generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue. Political revenue was $3.4 million in the first quarter of 2004, a significant increase over the $0.3 million in the first quarter of 2003. We expect the majority of political revenue to be earned over the remainder of 2004.

Acquisitions and Station Agreements

The acquisitions and local service agreements described below, which were entered into by Nexstar and Mission during the fiscal year ended December 31, 2003 and for the three months ended March 31, 2004 affect the year-to-year comparability of the operating results discussed below:

•	On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, Mission purchased substantially all of the assets of WBAK for $3.0 million. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO may provide certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a JSA, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission. Mission has evaluated its arrangement with Bahakel Communications under FIN No. 46 and has determined that it is the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003.

•	On October 13, 2003, Nexstar entered into an agreement to acquire substantially all of the assets of KPOM/KFAA, the NBC affiliate in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, from J.D.G. Television, Inc. for $17.0 million. Operations under a TBA between us and J.D.G. Television, Inc. began on October 16, 2003. The acquisition is expected to close in the third quarter of 2004, subject to FCC consent. Nexstar has evaluated its arrangement with J.D.G. Television, Inc. under FIN No. 46 and has determined that it is the primary beneficiary of KPOM/KFAA. Nexstar has therefore consolidated the financial position and results of operations of KPOM/KFAA since October 13, 2003.

•	On December 17, 2003, Mission entered into an agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million. The acquisition closed on April 1, 2004 and we subsequently entered into local service agreements with Mission to provide services to WUTR.

Recent Developments

WUTR Acquisition

On April 1, 2004, Mission purchased substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under its senior credit facilities. Mission paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowings of $2.9 million under its senior credit facilities. Mission entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. Mission also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising revenue in return for payments to Mission equal to 70% of the WUTR revenue collected each month.

WBAK Acquisition

On April 6, 2004, Mission purchased substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, from Bahakel Communications for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under its senior credit facilities. Mission paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under its senior credit facilities.

WTVW

Quorum entered into a purchase and sale agreement on April 1, 2003 to sell WTVW, the Fox affiliate in Evansville, Indiana, to GNS Media Evansville, Inc. (“GNS Media”) pending FCC approval. The FCC approval process was completed prior to December 31, 2003 and the closing date was set in January 2004. In January 2004, prior to the closing of the sale, GNS Media attempted to terminate the agreement and refused to acquire the station. Nexstar does not believe that GNS Media was entitled to terminate the agreement and is continuing to discuss a settlement of its claim against GNS Media and its proposed LSA partner Liberty Corporation.

Historical Performance

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended March 31,
	2003		2004
	Amount	%	Amount	%
	(dollars in thousands)
Total net revenue	$47,254	100.0	$54,236	100.0
Operating expenses:
Corporate expenses	2,255	4.8	2,036	3.8
Station direct operating expenses, net of trade	12,840	27.2	14,307	26.4
Selling, general and administrative expenses	12,921	27.3	14,681	27.1
Merger related expenses	—	—	456	0.8
Trade and barter expense	5,200	11.0	5,049	9.3
Depreciation and amortization	10,756	22.8	12,043	22.2
Amortization of broadcast rights, excluding barter	2,706	5.7	3,003	5.5

Income from operations	$576		$2,661

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended March 31,
	2003		2004
	Amount	%	Amount	%
	(dollars in thousands)
Local	$30,041	62.2	$33,849	60.0
National	14,435	29.9	16,075	28.5
Political	257	0.5	3,383	6.0
Network compensation	2,088	4.3	2,078	3.7
Other	1,480	3.1	1,042	1.8

Total gross revenue	48,301	100.0	56,427	100.0
Less: Agency and national representative commissions	6,207	12.9	7,459	13.2

Net broadcast revenue	42,094	87.1	48,968	86.8
Trade and barter revenue	5,160		5,268

Total net revenue	$47,254		$54,236

Local revenue was $33.8 million for the three months ended March 31, 2004 compared to $30.0 million for the same period in 2003, an increase of $3.8 million or 12.7%. An increase of $2.1 million was attributed to acquisitions. On a same station basis, local revenue increased $1.7 million or 6.0%. The increase in local revenue was attributed to stronger emphasis on sales initiatives from the former Quorum stations and to lower revenue in 2003 as a result of the war.

National revenue was $16.1 million for the three months ended March 31, 2004 compared to $14.4 million for the same period in 2003, an increase of $1.7 million or 11.8%. An increase of $1.1 million was attributed to acquisitions. On a same station basis, national revenue increased $0.6 million or 4.5%. The increase in national revenue was attributed to consistent growth in the automotive advertising and lower revenue in 2003 as a result of the war.

Political revenue was $3.4 million for the three months ended March 31, 2004 compared to $0.3 million for the same period in 2003, an increase of $3.1 million. An increase of $0.3 million was attributed to acquisitions. On a same station basis, Political revenue increased $3.1 million. The increase in Political revenue was attributed to presidential and/or statewide races in Pennsylvania, Illinois, Arkansas and Texas.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, and selling, general and administrative expenses were $29.0 million for the three months ended March 31, 2004 compared to $25.8 million for the same period in 2003, an increase of $3.2 million or 12.5%. An increase of $2.3 million was attributed to acquisitions. On a same station basis, direct operating, net of trade, and selling, general and administrative expenses increased $0.7 million. The increase was attributed to local commissions related to same station local revenue growth, higher LSA fees paid due to increased performance at WMBD/WYZZ and increased health insurance costs.

Merger related expenses of $0.5 million for the three months ended March 31, 2004, include costs to acquire the Quorum stations (accounted for as a merger under common control in a manner similar to pooling of interests). Merger related expenses consist of severance costs, termination of contracts, among others, for Quorum’s traffic systems, Nielsen rating services, website management, and professional fees relating primarily to the television station WTVW.

Corporate expenses, related to costs associated with the centralized management of Nexstar’s and Mission’s stations, decreased $0.2 million, or 9.7%, for the three months ended March 31, 2004, compared to the same period in 2003. The decrease was primarily attributed to the elimination of certain costs associated with Quorum’s and VHR’s separate corporate overhead in 2003.

Depreciation of property and equipment was $5.1 million for both the three months ended March 31, 2004 and 2003.

The amortization of intangibles increased by $1.3 million, or 22.6%, for the three months ended March 31, 2004, compared to the same period in 2003. The increase was attributed to the amortization of intangible assets acquired from television stations KARK, WDHN, KRBC and KSAN.

Amortization of broadcast rights, excluding barter, was $3.0 million for the three months ended March 31, 2003 as compared to $2.7 million for the same period in 2003, an increase of $0.3 million. The increase is mostly attributed to amortization recognized in accordance with FIN No. 46 for the pending acquisitions of WBAK and KPOM.

Income from Operations

Income from operations increased by $2.1 million for the three months ended March 31, 2004, compared to the same period in 2003. On a same station basis, income from operations for the three months ended March 31, 2004, was $3.2 million as compared to a loss from operations of $0.8 million for the three months ended March 31, 2003. The increase in income from operations in 2004 is primarily attributable to the increase in net revenue as described above.

Interest Expense

Interest expense decreased by $0.4 million, or 3.8%, for the three months ended March 31, 2004, compared to the same period in 2003. The decrease is due to lower interest rates on our senior credit facilities.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $5.8 million for the three months ended March 31, 2003 represented the write off of certain debt financing costs related to the refinancing of ours and Mission’s senior secured credit facilities.

Other Income

The change in market values of our derivative instruments and the marking-to-market of the interest rate swap agreement resulted in recognition of $0.7 million and $0.9 million, respectively, in other income for the three months ended March 31, 2004 and 2003. The change was due to a fluctuation in market interest rates.

Income Taxes

The provision for income taxes was $1.0 million for the three months ended March 31, 2004 as compared to $0.3 million for the same period in 2003. The provision for income taxes is primarily related to an increase in the valuation allowance against an increase in our net deferred tax liability during the period.

In assessing our ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Prior to January 1, 2002, we recorded deferred tax liabilities relating to the difference in the book and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of the deferred tax assets recorded by us. As a result of the adoption of SFAS No. 142, those deferred tax liabilities will no longer reverse on a scheduled basis.

Minority Interest in Consolidated Entity

The minority interest charge for the three months ended March 31, 2004 relates to the minority interests in the stations WBAK and KPOM prior to the consummation of the acquisition as a result of the application of FIN No. 46.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by $6.4 million and $78.3 million for three months ended March 31, 2004 and 2003, respectively. The major components of these changes are discussed below.

Cash Flows—Operating Activities

Cash provided by operating activities were $11.2 million and $11.0 million during the three months ended March 31, 2004 and 2003, respectively.

Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital, including changes in accounts receivable and payable, broadcast rights asset and liability and other accrued assets and liabilities. The comparative increase in cash flows provided by operations of $0.2 million was primarily due to the timing of payments made or received on operating assets and liabilities.

Cash Flows—Investing Activities

Cash flows from investing activities were $2.4 million and $43.3 million during the three months ended March 31, 2004 and 2003, respectively.

Cash flows from investing activities consist primarily of cash used for capital additions and funding of activity from acquisitions. Capital expenditures were $2.4 million and $3.4 million during the three months ended March 31, 2004 and 2003, respectively. We project that 2004 full-year capital expenditures will be approximately $9.5 million to $10.0 million, excluding acquisition-related spending.

Cash used in acquisitions was $40.0 million for the three months ended March 31, 2003, which consisted entirely of a down payment against the purchase price for KARK and WDHN. The remaining purchase price for KARK and WDHN was paid upon closing the acquisition on August 1, 2003.

Cash Flows—Financing Activities

Cash used for financing activities was $2.3 million for the three months ended March 31, 2004, as compared to $110.6 million for the three months ended March 31, 2003. The change in cash flows from financing activities for the three months ended March 31, 2004 was primarily the result of (1) borrowings of $33.0 million under the senior secured credit facilities, (2) a $34.8 million distribution to our parent, Nexstar Finance Holdings, Inc., and (3) the repayment of $0.5 million of the term loans under the senior credit facilities. The change in cash flows from financing activities for the three months ended March 31, 2003 was primarily the result of (1) borrowings of $211.6 million under the senior credit facilities, (2) the repayment of $166.0 million of previous borrowings under the senior credit facilities, (3) the payment of transaction and financing costs of approximately $4.9 million, and (4) a $1.5 million distribution to our parent, Nexstar Finance Holdings, Inc. As of March 31, 2004, there was approximately $37 million of unused commitments under Nexstar’s and Mission’s senior credit facilities. We and Mission were in compliance with all covenants contained in the credit agreements governing the senior secured credit facilities and the indentures governing the publicly-held notes at March 31, 2004.

Liquidity

We believe that our funds generated through future operations and availability of borrowings under our credit facilities will be sufficient to fund our debt service and working capital requirements for the foreseeable future. We intend to finance capital expenditures, acquisitions through cash flow and borrowings on our credit facilities. We do not foresee any difficulty in continuing to comply with covenants of our credit facilities. We will continue to optimize our capital structure.

We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction. We have not declared or paid a cash dividend. We do not anticipate paying cash dividends in the foreseeable future. Our credit facilities do not allow us to declare cash dividends.

The Nexstar Senior Secured Credit Facilities

Our senior secured credit facilities, (the “Nexstar Facilities”) consist of a $55.0 million term loan and a $50.0 million revolver. We used the proceeds to refinance our existing senior secured credit facilities, pay for related debt financing costs and finance the Quorum acquisition, including the refinancing of all debt of Quorum’s subsidiaries. Financial covenants under the Nexstar Facilities include a total combined leverage ratio of us and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) through December 30, 2004 and a senior combined leverage ratio of us and Mission of 4.00 times the last twelve months operating cash through December 30, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.15 to 1.00. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2004, we had outstanding $54.8 million on its term loan and $40.0 million under its revolver. Interest rates associated with the Nexstar Facilities are based, at our option on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.36% to 4.15% at March 31, 2004). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees on the unused portion of the its revolver loan commitment based on the combined leverage ratio for that particular quarter. Our term loan is subject to scheduled mandatory repayments that commenced on March 31, 2004. The borrowings under our credit facilities are guaranteed by each existing and subsequently acquired or organized subsidiary of us and Mission. Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our credit facilities approximates its carrying value.

Mission’s senior secured credit facilities (the “Mission Facilities”) consist of a $140.0 million term loan and a $30.0 million revolver. Mission used the proceeds to refinance their existing senior secured credit facilities, pay for related debt financing costs and finance the VHR Broadcasting, Inc. and its subsidiaries (“VHR”) acquisition. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2004, Mission had outstanding $139.7 million on its term loan and $3.0 million under its revolver. Interest rates associated with the Mission Facilities are based, at the option of Mission, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.36% to 4.15% at March 31, 2004). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of the Mission revolver loan commitment based on the combined leverage ratio of Nexstar and Mission for that particular quarter. The Mission term loan is subject to scheduled mandatory repayments that commenced on March 31, 2004. Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default. Based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities, the fair value of Mission’s credit facilities approximates its carrying value.

Senior Subordinated Notes

On March 16, 2001, we issued $160.0 million of 12% senior subordinated notes (the “12% notes”) at a price of 96.012%. The 12% notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The 12% notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar Broadcasting and by Mission. They are general unsecured senior subordinated obligations subordinated to all of the Company’s senior secured credit facilities. The 12% notes are redeemable on or after April 1, 2005, at declining premiums. The proceeds of the offering were used to partially refinance existing indebtedness of Nexstar and fund working capital needs.

On December 30, 2003, we issued $125.0 million of 7% senior subordinated notes (the “7% notes”) at par. The 7% notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15, commencing on July 15, 2004. The 7% notes are guaranteed by all of the domestic existing and future restricted subsidiaries of us and Mission. They are general unsecured senior subordinated obligations subordinated to all of our senior secured credit facilities. The 7% notes are redeemable on or after January 15, 2009, at declining premiums, and we may redeem, at a premium, up to 35.0% of the aggregate principal amount of the notes before January 15, 2007 with the net cash proceeds from qualified equity offerings. The proceeds of the offering were used to finance the Quorum acquisition.

Registration

On May 13, 2004, the $125.0 million of 7% senior subordinated notes issued by us on December 30, 2003 were registered under the Securities Act of 1933 pursuant to a registration rights agreement.

Debt Covenants

The bank debt agreements and the notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditure limits, cash payments for broadcast rights limits and other restrictions. The covenants are formally calculated on a quarterly basis. The Company was in compliance with such covenants at March 31, 2004.

Debt Financing Costs

The refinancing of the senior secured credit facilities for us and Mission resulted in the write off of $5.8 million during the first quarter of 2003 of certain debt financing costs previously capitalized. This amount is included in loss on extinguishment of debt.

Interest Rate Swap Agreements

At March 31, 2004, Nexstar had in effect an interest rate swap agreement to pay a fixed interest rate and receive a variable interest rate as required by its credit facility agreements, with a notional amount of $93.3 million. The $93.3 million notional swap, while economically being used to hedge the variability of cash flows on a portion of the Company’s variable rate debt, does not qualify for SFAS No. 133 hedge accounting and, thus, is being recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. The marking-to-market of this derivative instrument resulted in a recognition of $0.7 million and $0.2 million, respectively, in other income for the three months ended March 31, 2004 and 2003. The differential to be paid or received on the swap is accrued as an adjustment to interest expense. The net fair value of the interest rate swap agreement representing the cash the Company would pay to settle the agreement was approximately $2.6 million and $3.3 million at March 31, 2004 and December 31, 2003, respectively.

On June 13, 2003, Quorum terminated the notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the three months ended March 31, 2003, other income and expense includes a gain of $0.7 million from marking-to-market this derivative instrument.

On June 13, 2003, Quorum entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates are 2.5% and 0.88%, respectively. The net fair value of the agreement as of March 31, 2004 is not material. The agreement was terminated on April 5, 2004.

Digital Conversion

        FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. We received extensions of time to begin digital operations at all of the stations we own except WCIA and WCFN, which met the May 1, 2002 deadline, and Nexstar owned WQRF and WFXV and Mission owned WFXP, which were not required to seek an extension of time because the FCC has not yet issued a DTV construction permit to these stations. As of July 1, 2003, all of our and Mission’s stations are broadcasting a low-power DTV signal, except WFXV and WQRF, which are not required to do so. WYZZ, which is owned by Sinclair Broadcast Group, Inc., also is broadcasting a low-power digital television signal. WBAK, which Mission acquired from Bahakel Communications on April 6, 2004, had an extension of time until March 24, 2004 and timely requested a further extension to construct digital facilities from the FCC, which request remains pending. KPOM, which Nexstar is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, is broadcasting a low-power digital signal. KFAA, which Nexstar also is expected to acquire from J.D.G. Television, Inc. in the third quarter of 2004, pending FCC consent, has not yet initiated digital broadcasting. KFAA had until March 4, 2004 to construct DTV facilities. KFAA has applied for an extension of time to construct digital facilities and will have at least six months from the date the FCC acts on its application to construct its digital facilities. If the FCC denies these requests for extension the licensee will have six months to complete construction of DTV facilities and will be required to report to the FCC on construction during this period. If the station is not broadcasting a digital signal by the end of this six-month period, the licensee could be subject to further sanctions, including, eventually, loss of its DTV construction permit. WUTR, which Mission acquired from a subsidiary of Clear Channel Communications on April 1, 2004, is broadcasting a full-power DTV signal as of February 17, 2004. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $1.3 million and $11 thousand, respectively, for the three months ended March 31, 2003 and 2004. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. All of our arrangements with Mission and KPOM/KFAA are on-balance sheet arrangements. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes Nexstar and Mission’s contractual obligations at March 31, 2004, and the effect such obligations are expected to have on Nexstar and Mission’s liquidity and cash flow in future periods.

	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
	(dollars in thousands)
Nexstar senior credit facilities	$94,863	$413	$1,100	$1,100	$92,250
Mission senior credit facilities	142,650	1,050	2,800	2,800	136,000
7% senior subordinated notes due 2014	125,000	—	—	—	125,000
12% senior subordinated notes due 2008	160,000	—	—	160,000	—
Cash interest on debt	231,414	28,385	73,386	66,712	62,931
Broadcast rights current commitments	9,359	5,027	3,710	609	13
Broadcast rights future commitments	11,901	2,473	7,676	1,666	86
Executive employee contracts	11,354	1,676	4,708	4,970	—
Capital commitments for digital television	289	289	—	—	—
WBAK purchase price obligation	1,500	1,500	—	—	—
KPOM/KFAA purchase price obligation	7,000	7,000	—	—	—
WUTR purchase price obligation	3,700	3,700	—	—	—
Time brokerage fees	225	225	—	—	—
Operating lease obligations	33,015	2,359	5,948	5,458	19,250

Total contractual cash obligations	$832,270	$54,097	$99,328	$243,315	$435,530

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

On December 17, 2003, Mission entered into a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Communications for $3.7 million.

As of March 31, 2004, Nexstar and Mission have remaining commitments on their announced acquisitions of $12.2 million. Mission has a remaining commitment of $1.5 million relating to its purchase of WBAK that was paid at closing on April 6, 2004. For KPOM/KFAA, Nexstar expects to pay the remaining commitment of $7.0 million at closing in the third quarter of 2004, pending FCC consent. Mission has a commitment of $3.7 million relating to its purchase of WUTR that was paid at closing on April 1, 2004.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instructions H(2) to Form 10-Q.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Omitted pursuant to General Instructions H(2) to Form 10-Q.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Omitted pursuant to General Instructions H(2) to Form 10-Q.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instructions H(2) to Form 10-Q.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Exhibit

10.01	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.02	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.03	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KDEB). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.04	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KDEB). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.05	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.06	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.07	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WBAK-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.08	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WBAK-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.09	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

Exhibit No.	Exhibit

10.10	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.11	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.12	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

31.1	Certification of Perry A. Sook pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of G. Robert Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Perry A. Sook pursuant to 18 U.S.C. ss. 1350.

32.2	Certification of G. Robert Thompson pursuant to 18 U.S.C. ss. 1350.

b. Reports on Form 8-K.

(1)	Current Report on Form 8-K filed by Nexstar Broadcasting, Inc. on January 14, 2004, disclosing the consummation of Nexstar Broadcasting Group, Inc.’s acquisition of Quorum Broadcast Holdings, LLC and two press releases announcing the Quorum acquisition and the private placement of the 7% senior subordinated notes due 2014.

(2)	Current Report on Form 8-K/A filed by Nexstar Broadcasting, Inc. on March 12, 2004, amending the Current Report on Form 8-K filed by Nexstar Broadcasting, Inc., disclosing the consummation of Nexstar Broadcasting Group, Inc.’s acquisition of Quorum Broadcast Holdings, LLC, to include financial statements for the business acquired and pro forma financial information.

(3)	Current Report of Form 8-K filed by Nexstar Broadcasting, Inc., on March 25, 2004 disclosing the issuance of a press release announcing its financial results of Nexstar Broadcasting Group, Inc. for the quarter and fiscal year ended December 31, 2003.

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

Dated: May 14, 2004